Form 10-Q
period 2003-12-31
PROVIDE COMMERCE INC
filed 2004-02-17
CIK 1263756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2003

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From                      to                     .

Commission File Number: 0-20720

PROVIDE COMMERCE, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-1450019
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5005 Wateridge Vista Drive San Diego, CA	92121
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (858) 638-4900

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of January 30, 2004, the registrant had 11,404,246 shares of common stock outstanding.

PROVIDE COMMERCE, INC.

QUARTERLY REPORT

FORM 10-Q

*	No information provided due to inapplicability of item.

PROVIDE COMMERCE, INC.

FINANCIAL STATEMENTS

Index Part I. Financial Information

Item 1.	Financial Statements:

Balance Sheets – December 31, 2003 (unaudited) and June 30, 2003

Statements of Operations (unaudited) – Three and Six months ended December 31, 2003 and 2002

Statements of Cash Flows (unaudited) – Three and Six months ended December 31, 2003 and 2002

Notes to Financial Statements (unaudited)

PROVIDE COMMERCE, INC.

BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2003	June 30, 2003
	Unaudited	Note
Assets
Current assets:
Cash and cash equivalents	$48,663	$11,496
Accounts receivable, net of allowance for doubtful accounts of $132 and $163 at December 31, 2003 and June 30, 2003, respectively	951	887
Inventory, net	1,180	1,142
Prepaid expenses and other current assets	414	453

Total current assets	51,208	13,978
Property and equipment, net	3,996	3,161
Other assets	195	195

Total assets	$55,399	$17,334

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrued liabilities	$13,105	$7,916
Accrued compensation	1,316	1,958
Deferred revenue	386	190
Current portion of capital lease	112	125

Total current liabilities	14,919	10,189
Capital lease, less current portion	—	48
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 authorized, none issued and outstanding at December 31, 2003	—	—
Series A convertible preferred stock, $0.001 par value, none authorized, issued and outstanding at December 31, 2003; 300,000 shares authorized and 221,715 shares issued and outstanding at June 30, 2003	—	—
Series B convertible preferred stock, $0.001 par value, none authorized, issued and outstanding at December 31, 2003; 7,000,000 shares authorized and 5,816,285 shares issued and outstanding at June 30, 2003	—	6
Common stock, $0.001 par value, 50,000,000 shares authorized and 11,395,925 shares issued and outstanding at December 31, 2003; 40,000,000 shares authorized and 5,750,900 issued and outstanding at June 30, 2003	11	6
Additional paid-in capital	94,097	56,502
Deferred compensation	(2,580)	(436)
Accumulated deficit	(51,048)	(48,981)

Total stockholders’ equity	40,480	7,097

Total liabilities and stockholders’ equity	$55,399	$17,334

Note: The balance sheet at June 30, 2003 has been derived from the audited financial statements at that date.

See accompanying notes.

PROVIDE COMMERCE, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Net sales	$23,278	$16,351	$36,228	$25,687
Cost of sales	13,110	9,726	20,445	15,344

Gross profit	10,168	6,625	15,783	10,343
Operating expenses:
Selling and marketing	5,308	3,683	8,123	6,031
General and administrative	3,127	2,405	5,676	4,776
Information technology systems	1,020	597	1,832	1,615
Stock-based compensation	569	120	757	255

Total operating expenses	10,024	6,805	16,388	12,677

Operating income (loss)	144	(180)	(605)	(2,334)
Other income (expense), net	26	(188)	38	(372)

Income (loss) before income tax	170	(368)	(567)	(2,706)
Provision for income taxes	—	—	—	—

Net income (loss)	170	(368)	(567)	(2,706)
Preferred stock dividend	—	—	(1,500)	—

Net income (loss) attributable to common stockholders	$170	$(368)	$(2,067)	$(2,706)

Net income (loss) per common share:
Basic	$0.03	$(0.06)	$(0.33)	$(0.48)
Diluted	$0.01	$(0.06)	$(0.33)	$(0.48)
Weighted average common shares outstanding:
Basic	6,738,803	5,691,266	6,270,108	5,683,575
Diluted	11,365,470	5,691,266	6,270,108	5,683,575
Stock-based compensation is allocated as follows:
Cost of sales	$—	$—	$—	$3
Selling and marketing	220	16	324	36
General and administrative	312	99	381	193
Information technology systems	37	5	52	23

Total stock-based compensation	$569	$120	$757	$255

See accompanying notes.

PROVIDE COMMERCE, INC.

STATEMENT OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended December 31,
	2003	2002
Operating activities:
Net loss	$(567)	$(2,706)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	749	779
Stock-based compensation	757	255
Non-cash interest expense in connection with issuance of warrants for line of credit	24	318
Changes in operating assets and liabilities:
Accounts receivable	(64)	160
Inventory	(38)	(383)
Prepaid expenses and other current assets	15	(368)
Accounts payable and other accrued liabilities	5,189	2,340
Accrued compensation	(642)	(211)
Deferred revenue	196	19
Other assets	(27)	381

Net cash provided by operating activities	5,592	584
Investing activities:
Purchase of property and equipment	(1,584)	(1,294)
Proceeds from note receivable	27	—

Net cash used in investing activities	(1,557)	(1,294)
Financing activities:
Payment of long-term debt and capital lease obligations	(61)	(5)
Common stock issued in connection with initial public offering	34,592	—
Dividend paid to preferred stockholders	(1,500)	—
Proceeds from exercise of common stock options & warrants	101	15

Net cash provided by financing activities	33,132	10

Net increase (decrease) in cash and cash equivalents	37,167	(700)
Cash and cash equivalents at beginning of the period	11,496	4,923

Cash and cash equivalents at end of the period	$48,663	$4,223

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4	$—
Income taxes	$335	$1
Non-cash financing activities:
Stock-based compensation associated with employee and consultant stock options	$757	$255
Assets financed under capital leases	$—	$218
Conversion of preferred stock to common stock in connection with initial public offering	$6	$—

See accompanying notes.

PROVIDE COMMERCE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share data)

1.	Description of Business

Provide Commerce, Inc. (the “Company”) was incorporated in the State of Delaware and commenced operations on February 6, 1998. In September 2003, the Company changed its name from Proflowers, Inc. to Provide Commerce, Inc. The accompanying financial statements reflect the name change. The Company operates an e-commerce marketplace for perishable goods, such as fresh-cut floral arrangements, potted plants, high quality meats and fruits, and related merchandise. Products are purchased by customers and shipped directly from the growers/producers for overnight delivery.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Interim Financial Information

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission, and do not contain all information included in the audited financial statements and notes thereto. The interim unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s registration statement on Form S-1. In the opinion of management, the information furnished herein reflects all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

In December 2003, the Company effected a 1-for-3.037716 reverse stock split. The accompanying financial statements give retroactive effect to the reverse stock split for all periods presented.

Certain amounts in the balance sheet as of June 30, 2003, and the statements of operations and cash flows for the three- and six–month periods ended December 31, 2003 have been reclassified to conform to the current period presentation.

Net Income (Loss) Per Share

Basic net income (loss) per common share is calculated by dividing net income (loss) for the period by the weighted average common shares outstanding during the period, less shares subject to repurchase. Diluted income (loss) per share is calculated by dividing the net income (loss) for the period by the weighted average common shares outstanding, adjusted for all dilutive potential common shares, which includes shares issuable upon the exercise of outstanding common stock options, convertible preferred stock and other contingent issuances of common stock to the extent these shares are dilutive. The Company had losses for the three months ended December 31, 2002 and the six months ended December 31, 2003 and 2002, and, accordingly, has excluded all convertible preferred stock, shares issuable upon exercise of common stock options, warrants and shares subject to repurchase from the calculation of diluted net loss per common share as follows:

	Three months ended December 31,		Six months ended December 31,
	2003	2002	2003	2002
Numerator
Net income (loss)	$170	$(368)	$(567)	$(2,706)
Preferred stock dividends	—	—	(1,500)	—

Net income (loss) attributable to common stockholders	$170	$(368)	$(2,067)	$(2,706)

Denominator
Basic:
Weighted average common shares outstanding	6,750	5,739	6,283	5,735
Less: Weighted average shares subject to repurchase	(11)	(48)	(13)	(51)

Denominator on basic calculation	6,739	5,691	6,270	5,684

Basic net income (loss) per share	$0.03	$(0.06)	$(0.33)	$(0.48)

Diluted:
Weighted average common shares outstanding	6,739	5,691	6,270	5,684
Weighted average dilutive effect of convertible Series A preferred stock	636	—	—	—
Weighted average dilutive effect of convertible Series B preferred stock	1,707	—	—	—
Weighted average dilutive effect of warrants	721	—	—	—
Weighted average dilutive effect of common stock options	1,563	—	—	—

Denominator on diluted calculation	11,366	5,691	6,270	5,684

Diluted net income (loss) per share	$0.01	$(0.06)	$(0.33)	$(0.48)

The following table summarizes potential common shares that are not included in the denominator used in net loss per common share for the three months ended December 31, 2002 and the six months ended December 31, 2003 and 2002, because to do so would be anti-dilutive for the periods presented:

	Three months ended December 31,	Six months ended December 31,
	2002	2003	2002
Options to purchase common stock	2,077	2,217	2,077
Series A convertible preferred stock	760	—	760
Series B convertible preferred stock	2,105	—	2,105
Warrants to purchase common stock	952	975	952

Total	5,894	3,192	5,894

Stock-based Compensation

Prior to July 1, 2002, the Company accounted for its employee compensation plans under the recognition and measurement provisions of APB No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and related interpretations. In accordance with APB No. 25, stock compensation expense is recorded if, on the date of grant, the current market value of the underlying stock exceeds the exercise price. The expense associated with stock compensation is amortized over the vesting period of the individual award using an accelerated method of amortization consistent with the method described in FASB Interpretation No. 28.

Effective July 1, 2002, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). The Company selected the prospective method, which is one of the three transition methods allowed by SFAS No. 148, Accounting for Stock-based Compensation—Transition and Disclosure, to transition to the fair value method of measuring stock-based compensation expense. Under the prospective method, the Company expensed only those employee stock options that were granted or modified after July 1, 2002. The majority of awards under the Company’s plans vest over a period of four years.

The following table illustrates the effect on net income (loss) and earnings per common share had the Company applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts) to all outstanding and unvested awards in each period.

	Three months ended December 31,		Six months ended December 31,
	2003	2002	2003	2002
Net income (loss) attributable to common stockholders:
As reported	$170	$(368)	$(2,067)	$(2,706)
Employee stock compensation expenses based on APB No. 25	5	19	10	48
Employee stock compensation expenses based on FAS 123	(19)	(23)	(38)	(46)

Pro forma	$156	$(372)	$(2,095)	$(2,704)

Net income (loss) per common share—Basic:
Basic—As reported	$0.03	$(0.06)	$(0.33)	$(0.48)
Employee stock compensation expenses based on APB No. 25	—	—	—	0.01
Employee stock compensation expenses based on FAS 123	(0.01)	(0.01)	—	(0.01)

Pro forma	$0.02	$(0.07)	$(0.33)	$(0.48)

Net income (loss) per common share—Diluted:
Diluted—As reported	$0.01	$(0.06)	$(0.33)	$(0.48)
Employee stock compensation expenses based on APB No. 25	—	—	—	0.01
Employee stock compensation expenses based on FAS 123	—	(0.01)	—	(0.01)

Pro forma	$0.01	$(0.07)	$(0.33)	$(0.48)

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model. As the Black-Scholes option valuation model requires the input of subjective assumptions, the resulting pro forma compensation cost may not be representative of that to be expected in future periods. The Company has used the minimum value method to determine the fair value of options granted prior to its initial filing in September 2003 of a registration statement under the Securities Act of 1933 relating to an initial public offering of the Company’s common stock.

Recently Issued Accounting Standards

Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, was issued in January 2003, and a revised interpretation of FIN 46 (FIN 46-R) was issued in December 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. Since January 31, 2003, the Company has not invested in any entities it believes are variable interest entities for which the Company is the primary beneficiary. For all arrangements entered into after January 31, 2003, the Company is required to continue to apply FIN 46 through the end of the third quarter of fiscal 2004. The Company is required to adopt the provisions of FIN 46-R for those arrangements in the fourth quarter of fiscal 2004. For arrangements entered into prior to February 1, 2003, the Company is required to adopt the provisions of FIN 46-R in the third quarter of fiscal 2004. The Company is in the process of determining the effect, if any, the adoption of FIN 46-R will have on its financial statements.

In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. The standard requires that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. The statement provides for expanded pension disclosures regarding the components of plan assets by category, such as equity, debt and real estate. A description of investment policies and strategies and target allocation percentages, or target ranges, for these asset categories also are required in financial statements. Cash flows disclosures will include projections of future benefit payments and an estimate of contributions to be made in the next year to fund pension and other postretirement benefit plans. In addition to expanded annual disclosures, companies are required to report the various elements of pension and other postretirement benefit costs on a quarterly basis. The statement is effective for fiscal years ending after December 15, 2003, and for quarters beginning after December 15, 2003, which for the Company will be the quarter ending March 31, 2004. Because the revisions to the standard only relate to new disclosures they will have no impact on the Company’s financial position or results of operations.

3.	Long-term Obligations

Long-term Debt

In January 2002, the Company entered into a business line of credit agreement with a bank which was guaranteed by certain members of the Board of Directors. As of June 30, 2003 the balance of the revolving line of credit was zero. In October 2003, the business line of credit was terminated.

4.	Stockholders’ Equity

Common Stock

In September 2003, the Company’s Board of Directors approved an amendment to the certificate of incorporation and increased the authorized common stock to 50,000,000 shares.

In September 2003, the Company’s Board of Directors adopted an Employee Stock Purchase Plan which became effective in December 2003. Under the plan, employees of the Company who elect to participate may purchase common stock at 85% of the lower of the fair market value of the common stock on the commencement date or the ending date of each offering period. The plan permits an enrolled employee to make contributions by having withheld from his or her salary an amount between 1.0% and 10.0% of compensation to purchase shares of common stock. The Company initially reserved 200,000 shares of common stock for issuance under the plan. The number of shares of common stock reserved for issuance under the plan will automatically be increased on the first day in January of each calendar year, beginning in calendar year 2004, by an amount equal to the lesser of (i) 3% of the total number of shares of the Company’s common stock outstanding on the last trading day in December of the preceding year (ii) the lesser of 40,000 shares of the Company’s common stock or such amount as determined by the Company’s Board of Directors.

In September 2003, the Company’s Board of Directors approved the 2003 Stock Incentive Plan for issuance of stock options and stock purchase rights to employees, directors, and consultants, which became effective in December 2003. Upon effectiveness of the 2003 plan, the options under the predecessor 1998 and 1999 plans were transferred to the 2003 plan, and no further options will be granted under the predecessor plans. In addition, the Company has reserved an aggregate of 3,901,950 shares of common stock for issuance under the 2003 plan which includes the number of shares to be carried over from the predecessor plans. The number of shares of common stock reserved for issuance under the 2003 plan will automatically be increased on the first day in January each calendar year, beginning in calendar year 2004, by an amount equal to the lesser of (i) 3% of the total number of shares of the Company’s common stock outstanding on the last trading day in December of the preceding year (ii) the lesser of 625,000 shares of the Company’s common stock or such amount as determined by the Company’s Board of Directors. On January 1, 2004, the 2003 plan’s reserve was 4,243,828.

In December 2003, the Company effected a 1-for-3.037716 reverse stock split. The accompanying financial statements give retroactive effect to the reverse stock split for all periods presented.

In December 2003, the Company completed an initial public offering whereby 4,334,000 shares of the Company’s common stock were sold at an offering price of $15 per share. Of the 4,334,000 shares sold, 2,667,667 were sold by the Company and an aggregate of 1,667,333 shares were sold by selling stockholders. The Company received net proceeds of approximately $34.5 million in connection with the offering.

Preferred Stock

In August 2003, the Company declared and paid a cash dividend to the holders of the then issued and outstanding Series A and Series B preferred stock in the aggregate amount of $1,500.

In September 2003, the Company’s Board of Directors approved an amendment to the certificate of incorporation and increased the authorized preferred stock to 5,000,000 shares which became effective December 22, 2003. The preferred stock is “blank check preferred,” which can be created and issued by the Board of Directors without stockholder approval, with rights senior to those of common stock. Prior to December 22, 2003, the Company’s Board of Directors was authorized to issue 7,300,000 shares of preferred stock and had designated 300,000 shares of the Company’s preferred stock as “Series A preferred stock” and 7,000,000 shares as “Series B preferred stock.”

On December 22, 2003, the Series A preferred stock outstanding of 221,715 shares was converted into 760,383 shares of common stock. In addition, on December 22, 2003, the Series B preferred stock outstanding of 5,816,285 shares was converted into 2,104,853 shares of common stock.

5.	Profit Sharing Plan

In November 2003, the compensation committee of the Board of Directors approved a Deferred Compensation Plan which became effective on January 1, 2004. The deferred compensation plan is an unfunded non-qualified plan for the benefit of non-employee directors and highly compensated employees of the Company. The plan permits participants to defer receipt of certain compensation, as well as certain income for stock option exercises. In addition, the Company may elect to make a matching contribution to any or all of the participants in an amount of fifty percent (50%) of the participants deferred annual base salary or annual bonus, but in no event shall the matching contributions exceed ten percent (10%) of the participant’s annual base salary or ten percent (10%) of the participant’s annual bonus.

In November 2003, the compensation committee of the Board of Directors approved a Supplemental Executive Retirement Plan (the “SERP”) which became effective on January 1, 2004. The SERP is an unfunded non-qualified plan for the benefit of certain designated management and highly compensated employees of the Company. Participants under the SERP will be due a benefit upon early or normal retirement, disability, death or other termination of employment based on the number of years of service to the Company and the participant’s final average compensation and reduced by amounts paid under the Deferred Compensation Plan. Amounts due under the SERP will be paid in equal installments over 15 years commencing at normal retirement (age 65). If an ordinary benefit commences prior to normal retirement, the participant will receive the actuarial equivalent of his or her vested benefit at normal retirement, generally to be paid over 15 years.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution: You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the related notes to those statements included elsewhere in this filing. This discussion and analysis may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed at “Risks and Uncertainties” below. This outlook represents our current judgment on the future direction of our business. Such risks and uncertainties could cause actual results to differ materially from any future performance suggested. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this quarterly report. This caution is made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Provide Commerce™, Proflowers®, Uptown Prime™, Cherry Moon Farms™ and Freshness Factor® are trademarks of Provide Commerce, Inc. We have trademark rights in these marks in the U.S. and have registrations issued and pending in the U.S. We also have registrations issued or pending for the trademark Proflowers® in Australia, Brazil, Canada, the European Union, Japan, Mexico, New Zealand and Switzerland. This prospectus also refers to brand names, trademarks, service marks and trade names of other companies and organizations, and these brand names, trademarks, service marks and trade names are the property of their respective holders.

Overview

We operate an e-commerce marketplace of websites for perishable goods that consistently delivers fresh, high-quality products direct from the supplier to the customer at competitive prices. We combine an online storefront, proprietary supply chain management technology, established supplier relationships and an integrated logistical relationship with FedEx to create a market platform that bypasses traditional supply chains of wholesalers, distributors and retailers. The benefits to our customers include freshness, quality, price and selection, all with a guaranteed delivery date. The benefits to our suppliers include enhanced margins, broader customer reach and better inventory management. We believe our business model is highly scalable with low capital investment requirements beyond our existing technology and systems and minimal inventory carrying costs.

We plan to assess and target additional categories based on our market platform’s ability to add value by streamlining the supply chain for the benefit of customers and suppliers. We have identified premium meat and fresh fruit as initial categories where we believe we can leverage our customer base, marketing and distribution relationships and infrastructure. In October 2003, we launched and are now operating Uptown Prime at www.uptownprime.com, offering premium meats, and Cherry Moon Farms at www.cherrymoonfarms.com, offering fresh premium fruits.

We were incorporated in February 1998 and officially launched our website, www.Proflowers.com, in August 1998. Since inception, we have focused on developing our supply chain management technology, refining our relationship with FedEx, generating flower sales, establishing and promoting our brands, pursuing relationships with other retailers, and preparing to launch websites featuring additional product offerings.

In December 2003, we completed an initial public offering whereby 4,334,000 shares of our common stock was sold at an offering price of $15 per share. Of the 4,334,000 shares sold, 2,667,667 were sold by us and an aggregate of 1,667,333 shares were sold by selling stockholders. We received net proceeds of approximately $34.5 million in connection with the offering. In addition, 221,715 shares of outstanding Series A preferred stock was converted into 760,383 shares of common stock and 5,816,285 shares of outstanding Series B preferred stock was converted into 2,104,853 shares of common stock.

To date, we have derived our revenues primarily from the sale of flowers, plants and gifts from our www.Proflowers.com website. For the three months ended December 31, 2003, we reported net sales of $23.3 million, an increase of 42.1% from the three months ended December 31, 2002, and a net income of $170,000 as compared to a net loss of ($368,000) for the same quarter in the prior year. For the six months ended December 31, 2003, we reported net sales of $36.2 million, an increase of 40.9% from the six months ended December 31, 2002, and a net loss of ($567,000) as compared to a net loss of ($2.7) million for the same period in the prior year.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of net sales for the three- and six-month periods ended December 31, 2003, and 2002:

	Three Months Ended Dec 31,		Six Months Ended Dec 31,
	2003	2002	2003	2002
Consolidated Statements of Operations Data:

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	56.3	59.5	56.4	59.7

Gross profit	43.7	40.5	43.6	40.3

Operating expenses:
Selling and marketing	22.8	22.5	22.4	23.5
General and administrative	13.5	14.8	15.7	18.6
Information technology systems	4.4	3.7	5.1	6.3
Stock-based compensation	2.4	0.7	2.1	1.0

Total operating expenses	43.1	41.7	45.3	49.4

Operating income (loss)	0.6	(1.2)	(1.7)	(9.1)
Other income (expense), net	0.1	(1.1)	0.1	(1.4)

Income (loss) before income tax	0.7	(2.3)	(1.6)	(10.5)
Provision for income taxes	—	—	—	—

Net income (loss)	0.7%	(2.3)%	(1.6)%	(10.5)%

Net Sales

	Three Months Ended December 31:			Six Months Ended December 31:
	2003	2002	% Increase (Decrease)	2003	2002	% Increase (Decrease)
	(In millions, except percentages)
Net sales	$23.3	$16.4	42.1%	$36.2	$25.7	40.9%

Our net sales are derived primarily from the sale of flowers, plants and gifts from our Proflowers.com website. We also generate net sales from fees that we receive from retailers for whom we design and operate websites to sell perishable products under their own brands.

The increase in sales for the quarter and six months ended December 31, 2003 compared to the same periods last year resulted primarily from an increase in the number of orders by new and existing customers, as shown below.

	Three Months Ended December 31:			Six Months Ended December 31:
	2003	2002	% Increase (Decrease)	2003	2002	% Increase (Decrease)
Database of customers at period end	2,400,000	1,600,000	50%	2,400,000	1,600,000	50%
Orders placed by existing customers	301,000	212,000	42.0%	465,000	352,000	32.1%
Revenue from repeat orders	$13.1 million	$9.2 million	42.4%	$21.1 million	$15.3 million	37.9%
New customers	162,000	116,000	39.7%	253,000	173,000	46.2%
Average order value	$44.79	$44.57	0.5%	$45.50	$44.96	1.2%

Growth in the number of new customers for both the quarter and six months ended December 31, 2003 is a result of our advertising and marketing campaigns which are designed to attract and maintain customers. We believe continued strength in repeat orders is a result of our strong customer satisfaction and our retention marketing efforts.

In October 2003, we launched and are now operating Uptown Prime at www.uptownprime.com offering premium meats, and Cherry Moon Farms at www.cherrymoonfarms.com, offering fresh premium fruits. We expect premium meat and fresh premium fruit net sales to grow in significance to our business as we increase customer activity at our premium meat and fresh premium fruit websites. We expect that approximately 1% of our revenues will be derived from premium meats and fresh premium fruits in fiscal 2004. You must consider our prospects for expanding our premium meat and fresh premium fruit revenues during fiscal 2004 and beyond in light of the risks associated with expanding into new product categories and the other risks outlined in “Risks and Uncertainties” below.

We intend to grow our existing flower and new meat, fruit and other product categories via arrangements with other branded retailers and direct marketers. We offer a variety of arrangements for branded retailers or direct marketers that want to use our market platform to offer perishable products, including a co-branded website, a private label website or a hybrid of the two. The arrangements are currently structured to involve a combination of revenue sharing and fee-based agreements. For revenue sharing agreements, we pay the retailer a portion of the revenues generated from its website. Fee-based retailer arrangements involve a combination of up-front development costs and per-transaction fees paid to us by the retailer. Currently, our branded retailer arrangements regardless of the payment structure represent an immaterial percentage of our net sales for the three and six months ended December 31, 2003. You must consider our prospects for expanding through relationships with other branded retailers and direct marketers in light of the risks outlined in “Risks and Uncertainties” below.

Gross Profit

	Three Months Ended December 31:			Six Months Ended December 31:
	2003	2002	% Increase (Decrease)	2003	2002	% Increase (Decrease)
	(In millions, except percentages)
Gross profit	$10.2	$6.6	54.5%	$15.8	$10.3	53.4%
Gross profit percentage	43.7%	40.5%	7.9%	43.6%	40.3%	8.2%

Our gross profit consists of net sales less cost of sales. Our cost of sales consists primarily of flower and other product costs and shipping charges. Other costs included in cost of sales are grower and delivery supply costs, distribution facility labor costs and the cost of replacement products.

The increase in the gross margin in absolute dollars for the quarter compared to last year is a result of increased revenues combined with controlled growth in the cost of our products and accessories, a more profitable mix of product lines and products, and a reduced sales tax expense due to collecting a higher percentage of remitted sales taxes from our customers.

The increase in the gross margin in absolute dollars for the first half of fiscal 2004 compared to last year is a result of the strong growth in revenues. In addition, we experienced very low growth in the cost of our products, a decline in the cost of our accessories due to renegotiating certain cost, a more profitable mix of product lines and products, a slight reduction in shipping costs as a percentage of revenue, and a reduced sales tax expense due to collecting a higher percentage of remitted sales taxes from our customers.

The increase in the gross profit percentage for the quarter compared to last year was a result of focused marketing to more profitable product lines and products particularly within our business-to-business sales activities, a reduction in the cost of accessories, and a reduction sales tax expense due to improved collections. The increase in the gross profit percentage for the quarter compared to last year was a result of focused marketing to more profitable product lines and products particularly within our business-to-business sales activities, a reduction in the cost of shipping as a percentage of net sales, and a reduction in sales tax expense due to improved collections.

We expect that our gross profit will fluctuate in the future as we expand into new product categories based upon our product mix, average order value, product costs, shipping costs, product return and refund rates and handling and packaging costs for the various products.

Selling and Marketing

	Three Months Ended December 31:			Six Months Ended December 31:
	2003	2002	% Increase (Decrease)	2003	2002	% Increase (Decrease)
	(In millions, except percentages)
Selling and marketing	$5.3	$3.7	43.2%	$8.1	$6.0	35.0%
As a percent of net sales	22.8%	22.5%	1.3%	22.4%	23.5%	(4.7)%

Our selling and marketing expenses consist primarily of advertising costs, wages and related payroll benefits for our category development and marketing and customer service staff, affiliate fees and commissions, focus groups and other research expenses. Advertising expenses are generally expensed as incurred. For advertising contracts which cover an extended period of time, the costs are expensed over the life of the contract based on the specifics of the contract, such as orders placed, radio spots run or Internet advertisements placed. Our advertising efforts target the acquisition of new customers and repeat orders from existing customers.

The increase in absolute marketing costs for the quarter compared to the same quarter last year is primarily due to increased variable costs as a result of increased sales volume. Specifically there was an increase in online advertising and promotional which grew slightly faster than our growth in revenue. In addition we experienced an increase in wages and related payroll benefits in order to support continued growth. Our quarterly marketing costs also includes costs for our first ever winter catalog which increased our print advertising costs compared to last year.

The increase in the marketing for the first six months of fiscal year 2004 compared to fiscal year 2003 is primarily due to an increase in online advertising and promotional costs which grew faster than our revenue as a result of increased marketing activities in order to generate additional revenue. Additionally, our wages and related payroll benefits increased as we have increased our headcount in order to support continued growth. We also produced our first ever winter catalog which increased our print advertising costs.

The increase in marketing costs for the quarter as a percentage of sales is primarily a result of increased costs related to the production of our catalog, which was new this year, along with costs to better manage our database of customers. These costs were partially offset by a reduction in our public relations expenses as we have brought a significant amount of this work in-house. The decrease in marketing costs for the six months as a percentage of net sales was caused primarily by a decrease in the cost of acquiring new customers as a result of more focused marketing activities, a decrease in our outside public relations costs, and a decrease in payroll costs as a percentage of sales, as revenue increased faster than payroll costs.

We expect selling and marketing expenses to continue to increase in absolute dollars in the future as a result of continued expansion of our sales and marketing infrastructure in support of a broader product portfolio. While we currently expect selling and marketing expenses to increase in absolute dollars, we expect them to remain generally comparable as a percentage of net sales throughout fiscal 2004.

General and Administrative

	Three Months Ended December 31:			Six Months Ended December 31:
	2003	2002	% Increase (Decrease)	2003	2002	% Increase (Decrease)
	(In millions, except percentages)
General and administrative	$3.1	$2.4	29.2%	$5.7	$4.8	18.8%
As a percent of net sales	13.5%	14.8%	(8.8)%	15.7%	18.6%	(15.6)%

Our general and administrative expenses consist primarily of wages and related payroll benefits for our employees, except those associated with fulfillment, customer service, technology and sales and marketing employees. These expenses also include credit card fees, facilities costs (other than facilities costs associated with cost of goods sold), bad debt expense, travel, legal and accounting professional fees, insurance, phone, utilities, other facility-related expenses and other general corporate expenses.

The increase in absolute general and administrative expenses for the quarter ended December 31, 2003 compared to last year is primarily due to an increase in salaries and related payroll benefits, an increase in bad debts due to chargebacks on credit cards and an increase in insurance costs and board of director fees as a result of becoming a public company.

The increase in absolute general and administrative expenses for the six months ended December 31, 2003 compared to last year is primarily due to an increase in salaries and related payroll benefits, an increase in bad debts due to chargebacks on credit cards, and an increase in insurance costs and board of director fees as a result of becoming a public company. The decline as a percentage of net sales was caused primarily by our rapid revenue growth, which outpaced our growth in general and administrative expenses.

We expect general and administrative expenses to continue to increase in absolute dollars in the future as a result of continued expansion of our administrative infrastructure in support of a broader technology and product portfolio and increased expenses associated with being a public company. However, we also anticipate that general and administrative expenses will continue to decrease as a percentage of net sales as a result of net sales growing faster than general and administrative expenses.

Information Technology Systems

	Three Months Ended December 31:			Six Months Ended December 31:
	2003	2002	% Increase (Decrease)	2003	2002	% Increase (Decrease)
	(In millions, except percentages)
Information technology	$1.0	$0.60	66.7%	$1.8	$1.6	12.5%
As a percent of net sales	4.4%	3.7%	18.9%	5.1%	6.3%	(19.1)%

Our information technology system expenses consist primarily of wages and related payroll benefits for information technology personnel, engineering consulting expenses, quality assurance and testing costs and outside services, including hosting of our Internet servers. Information technology system expenses are expensed as incurred. Information technology system expenses are net of software capitalization of major site and product development efforts under Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use.

The increase in information technology costs in absolute dollars for the quarter compared to the same quarter last year is a result of a reduction in amount of software development costs capitalized, along with an increase in payroll and related benefits and an increase in software support contracts. The payroll and software support contract increases are necessary to support the infrastructure necessary for continued growth of revenues.

The increase in information technology costs in absolute dollars for the first half of the year compared to the same period last year is a result of an increase in payroll and related benefits, an increase in the use of contract labor for software development, and an increase in software support contracts. The payroll, contract labor, and software support contract increases are necessary to support the infrastructure necessary for continued growth of revenues.

The decline as a percentage of net sales for the first six months was caused primarily by our rapid revenue growth, which outpaced our growth in information technology system expenses combined with an increase in capitalized information technology expenditures.

We expect information technology system expenses to increase in absolute dollars in fiscal 2004 compared to fiscal 2003 and to continue to decrease as a percentage of net sales as a result of net sales growing faster than information technology system expenses.

Stock-based Compensation

	Three Months Ended December 31:			Six Months Ended December 31:
	2003	2002	% Increase (Decrease)	2003	2002	% Increase (Decrease)
	(In millions, except percentages)
Stock-based compensation	$0.57	$0.12	375.0%	$0.76	$0.26	192.3%

The increase for the first three and six months in fiscal 2004 was due to increased amortization of compensation expense related to stock option grants in connection with the retention of key employees and hiring of new employees as described in our prospectus dated December 17, 2003. Prior to fiscal 2003, we accounted for stock-based employee compensation arrangements under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Effective July 1, 2002, we adopted the fair value recognition provisions of SFAS No. 123. We selected the prospective method of adoption described in SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This method applies fair value accounting to all new grants and modification or settlement of old grants after the beginning of the year of adoption. All grants prior to our adoption of SFAS No. 123 will continue to be accounted for under the intrinsic value provision of APB No. 25.

Other Income (Expense), Net

	Three Months Ended December 31:		Six Months Ended December 31:
	2003	2002	2003	2002
	(In millions)
Other income (expense), net	$0.03	$(0.19)	$0.04	$(0.37)

Other income (expense), net included in the consolidated statements of operations includes interest income and interest expense.

The improvement in other income for the quarter was a result of a reduction in interest expense related to warrants issued in connection with our bank line of credit which was terminated in October 2003. In addition, interest income was higher than last year as a result of an increased cash balance throughout the quarter and as a result of our initial public offering in December 2003.

The improvement in other income for the first six months of fiscal 2004 was a result of a reduction in interest expense related to warrants issued in connection with our bank line of credit which was terminated in October 2003. In addition, interest income was higher than last year as a result of an increased cash balance throughout the period and as a result of our initial public offering in December 2003.

Net Income (Loss)

	Three Months Ended December 31:		Six Months Ended December 31:
	2003	2002	2003	2002
	(In millions, except percentages)
Net income (loss)	$0.17	$(0.37)	$(0.57)	$(2.7)
As a percent of net sales	0.7%	(2.3)%	(1.6)%	(10.5)%

The change in net income is a result of the changes in revenues and expenses as previously discussed.

Liquidity and Capital Resources

	December 31, 2003	June 30, 2003	% Increase (Decrease)
	(In millions, except percentages)
Working capital	$36.3	$3.8	855.3%
Cash balance	$48.7	$11.5	323.5%

Since our inception, we have financed our operations through sales of stock, and, more recently, internally generated cash flows from operations. The increase in working capital and our cash balance at December 31, 2003 over June 30, 2003 resulted primarily from the receipt of the net proceeds of $34.6 million from our initial public offering, completed in December 2003.

Net cash provided by operating activities was $5.6 million for the six months ended December 31, 2003. The generation of cash from operations during the six months ended December 31, 2003 is primarily a result of an increase in current liabilities in combination with cash flow from revenues, less expense—net of non-cash expenses such as depreciation and stock-based compensation. The increase in accounts payable and other accrued liabilities is primarily due to the increase in costs associated with increased sales during the quarter and specifically during December. The majority of these accounts and accruals were paid in January 2004.

We use cash in investing activities primarily to purchase computer hardware and software, office equipment and fixtures. Cash used in investing activities totaled $1.6 million in the six months ended December 31, 2003.

Net cash provided by financing activities was $33.1 million for the six months ended December 31, 2003. Cash provided by financing activities consists primarily of proceeds from our initial public offering net of associated costs in our second fiscal quarter offset by a cash dividend to preferred shareholders in the first fiscal quarter. Upon completion of the initial public offering, the preferred stock outstanding was converted to common stock. We currently intend to retain all available funds to support our operations and to finance the growth and development of our business.

Effective October 2003, we terminated our bank line of credit due to our improved cash position.

We believe that our available cash and cash flows from operations will be sufficient to satisfy our working capital and capital expenditure requirements for at least the next 12 months. Changes in our operating plans, lower than anticipated revenues, increased expenses or other events, including those described in “Risk and Uncertainties” below, may cause us to seek additional debt or equity financing in the future. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants and/or financial ratios that restrict our ability to operate our business.

Critical Accounting Policies

Certain of our accounting policies require the application of management judgement in making estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes. Those estimates and assumptions are based on historical experience and various other factors deemed to be applicable and reasonable under the circumstances. The use of judgement in determining such estimates and assumptions is by nature, subject to a degree of uncertainty. Accordingly, actual results could differ from the estimates made. Management believes there have been no material changes during the six month period ended December 31, 2003 to the critical accounting policies reported in the Management’s Discussion and Analysis section of our prospectus dated December 17, 2003, as filed with the Securities and Exchange Commission.

Recently Issued Accounting Standards

Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, was issued in January 2003, and a revised interpretation of FIN 46 (FIN 46-R) was issued in December 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. Since January 31, 2003, the Company has not invested in any entities it believes are variable interest entities for which the Company is the primary beneficiary. For all arrangements entered into after January 31, 2003, the Company is required to continue to apply FIN 46 through the end of the third quarter of fiscal 2004. The Company is required to adopt the provisions of FIN 46-R for those arrangements in the fourth quarter of fiscal 2004. For arrangements entered into prior to February 1, 2003, the Company is required to adopt the provisions of FIN 46-R in the third quarter of fiscal 2004. The Company is in the process of determining the effect, if any, the adoption of FIN 46-R will have on its financial statements.

In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. The standard requires that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. The statement provides for expanded pension disclosures regarding the components of plan assets by category, such as equity, debt and real estate. A description of investment policies and strategies and target allocation percentages, or target ranges, for these asset categories also are required in financial statements. Cash flows disclosures will include projections of future benefit payments and an estimate of contributions to be made in the next year to fund pension and other postretirement benefit plans. In addition to expanded annual disclosures, companies are required to report the various elements of pension and other postretirement benefit costs on a quarterly basis. The statement is effective for fiscal years ending after December 15, 2003, and for quarters beginning after December 15, 2003, which for the Company will be the quarter ending March 31, 2004. Because the revisions to the standard only relate to new disclosures they will have no impact on the Company’s financial position or results of operations.

Risks and Uncertainties

The following is a summary description of some of the many risks we face in our business. You should carefully review these risks in evaluating our business, including the businesses of our subsidiaries. You should also consider the other information described in this report

Our quarterly operating results may fluctuate significantly. You should not rely on them as an indication of our future results.

Our future revenues and results of operations may fluctuate significantly from quarter to quarter due to a combination of factors, many of which are outside of our control. The most important of these factors include:

•	seasonality;

•	the timing and effectiveness of marketing programs;

•	our ability to enter into and renew key corporate and strategic partnerships;

•	our ability to enter into or renew key marketing arrangements;

•	our ability to compete with traditional and Internet retailers;

•	the ability of us and our competitors to deliver high-quality perishable products to customers in a timely manner;

•	the condition of the retail economy; and

•	the timing and effectiveness of capital expenditures.

We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall resulting from any of these or other factors. If we have a shortfall in revenue in relation to our expenses, our operating results will suffer. Our operating results for any particular period may not be indicative of future operating results. You should not rely on quarter-to-quarter comparisons of results of operations as an indication of our future performance. In future periods, it is possible that our results of operations may be below the expectations of public market analysts and investors. This could cause the trading price of our common stock to fall.

We achieved annual net income for the first time during our last fiscal year, and we cannot assure you we will continue to operate profitably.

We achieved annual net income for the first time in our corporate history during our last fiscal year. We may not be able to continue to achieve positive net income in our current or future fiscal years, especially as we introduce new product categories. We expect our operating expenses to increase in the future, as we, among other things:

•	expand into new product categories and accessories for our existing product lines;

•	continue with our marketing efforts to build our brand names;

•	expand our customer base;

•	establish research and development efforts to advance our proprietary supply chain technology and develop new technology;

•	upgrade our operational and financial systems, procedures and controls;

•	assume the responsibilities of being a public company; and

•	retain existing personnel and hire additional personnel.

After investment in items including those described above, we expect to maintain profitability for fiscal 2004, although no assurances can be made that we will be profitable. In order to maintain profitability as we expand into new product categories, we will need to generate revenues exceeding historical levels and/or reduce relative operating expenditures. We do not have experience offering product categories other than flowers. We may not be able to generate the required revenues from flowers and other perishable products or reduce operating expenses sufficiently to sustain or increase operating profitability. If we have a shortfall in revenue without a corresponding reduction to our expenses, our operating results may suffer. It is possible that results of operations may be below the expectations of public market analysts and investors, which could cause the trading price of our common stock to fall.

We have operated our flower category for approximately five years and our premium meat and fresh fruit categories for less than four months. This limited operating history makes evaluating our business and its prospects difficult.

We have a limited operating history on which an investor can evaluate our business. We were incorporated in February 1998 and officially launched our website, www.Proflowers.com, in August 1998. We have generated substantially all of our revenues during the past five years from the sale of flowers. We began selling premium meat and fresh fruit in October 2003. An investor in our common stock must consider the risks, uncertainties and difficulties frequently encountered by companies in new and rapidly evolving online retail markets such as these we have targeted. If we do not successfully manage these risks or successfully execute our business strategy, our business, results of operations and financial condition will be adversely affected.

Utilization of our deferred tax assets is dependent on future taxable income.

We have a federal tax net operating loss carryforward at December 31, 2003 of approximately $36 million, which represents a substantial amount of the deferred tax assets. In calculating our tax provision, and assessing the likelihood that we will be able to utilize the deferred tax assets, we have considered and weighed all of the evidence, both positive and negative, and both objective and subjective. We have factored in the inherent risk of forecasting revenue and expenses over an extended period of time. We have also considered the potential risks associated with our business, as outlined in other risk factors in this prospectus, and have taken into account material permanent differences in the treatment of revenue and expenses for purposes of financial reporting and tax accounting, such as the treatment of stock options, limitation on meals and entertainment and stock based compensation.

Based on current information, the available objective negative evidence, particularly the fact that we were in a cumulative loss position for the past three fiscal years, creates uncertainty regarding the ability to realize our deferred tax assets, which is not overcome by the subjective positive evidence of our future forecasted profitability. This information includes our history of cumulative losses, the fact that the market in which we operate is intensely competitive, the lack of carryback capacity to realize our deferred tax assets and the uncertainty regarding market acceptance of our new and existing product categories. Because of our history of losses, we were not able to determine that there was sufficient positive evidence to support the conclusion that it was more likely than not that we would be able to utilize the deferred tax assets by generating taxable income during the carryforward period. Therefore, as of December 31, 2003, we have recorded a full valuation allowance on our net deferred tax assets.

We will continue to evaluate our ability to realize the deferred tax assets. As we generate taxable income for book purposes, we will realize the benefit of the deferred tax assets to offset the tax expense associated with pre-tax income, resulting in a reduced net tax expense for the period and greater net income than would normally be expected. In addition, when we determine, based on the information existing in the future, including the assessment of both positive and negative evidence, which takes into consideration our forecasted book and tax income, that it is more likely than not that we will realize the deferred tax assets, we will reduce or eliminate the valuation allowance on the deferred tax assets. Upon reversing the valuation allowance and recognizing the deferred tax assets, we will recognize a tax benefit. The favorable impact of the tax benefit may distort the trends in our operating results and would impact the comparability of our results of operations with other periods. This may make our financial results appear favorably when compared to companies with similar results of operations that do not provide a valuation allowance on their net deferred tax assets.

If our customers do not find our expanded product categories appealing or if we are unable to successfully leverage our business strategy into our new product categories, our business may suffer.

We are planning to expand our product lines into other categories of perishable goods. For example, in October 2003 we launched and are now operating Uptown Prime offering premium meats and Cherry Moon Farms offering fresh fruits. In expanding our categories, we intend to leverage our e-commerce platform, marketing and shipping relationships and customer base to develop these perishable product opportunities for us and other retailers using our platform to offer perishable products. While our market platform has been incorporated into and tested in the online floral retail market, we cannot predict whether it can be successfully applied to other perishable product categories. In addition, expansion of our business strategy into new product categories will require us to incur significant marketing expenses, develop relationships with new suppliers and comply with new regulations. These requirements could strain our management, financial and operational resources. Additional challenges that may affect our ability to expand into new product categories include our ability to:

•	establish or increase awareness of our new brands and product categories;

•	acquire, attract and retain customers at a reasonable cost;

•	achieve and maintain a critical mass of customers and orders across all of our product categories;

•	maintain or improve our gross margins and fulfillment costs;

•	compete effectively in highly competitive markets for the sale of perishable goods online;

•	attract and retain suppliers to provide our expanded line of perishable products to our customers on terms that are acceptable to us; and

•	establish ourselves as an important participant in the market for perishable products, such as premium meat and fresh fruit.

We cannot be certain that we will be able to successfully address any or all of these challenges in a manner that will enable us to expand our business into new product categories in a cost-effective or timely manner. If our new product categories are not received favorably by consumers, our reputation and the value of the applicable new brand and our other brands could be damaged. The lack of market acceptance of our new product categories or our inability to generate satisfactory revenues from any expanded product categories to offset their cost could harm our business.

We depend on a single third-party carrier, and the failure of this carrier to deliver our product offerings in a timely or accurate manner could harm our business.

We currently rely exclusively on a single third-party carrier, FedEx, for shipments of our products to customers. We are therefore subject to the risks, including capacity and volume constraints, security concerns, employee strikes or other labor stoppages, inclement weather, equipment failures or other delays and fluctuations in fuel costs, associated with FedEx’s ability to provide timely and cost-effective order fulfillment and delivery services to meet our distribution and shipping needs. Under our contract with FedEx, we have agreed to waive specified refunds and guarantees for service failures and for commitment times during our seasonal peak periods in exchange for favorable pricing on our shipments with FedEx. Failure to deliver products to our customers in a timely and accurate manner would harm our reputation, our brands and our results of operations.

Our contract with FedEx provides us with negotiated shipment rates for all FedEx services other than FedEx Ground, FedEx First Overnight and FedEx’s freight services. Our contract with FedEx provides for annual renewal and annual pricing adjustments, based upon FedEx’s guideline rates, and permits either FedEx or us to terminate the agreement upon 60 days prior notice. We re-negotiate various provisions of our agreement with FedEx on an annual basis. If in the future we fail to negotiate rates or other terms as favorable to us as the existing terms of our agreement, such failure will adversely affect our business and results of operations. In addition, if for any reason FedEx is unable or unwilling to deliver products to our customers in a timely manner or on acceptable terms, we may not be able to secure alternative shipping partners on acceptable terms in a timely manner, or at all.

We depend on three suppliers for approximately 45% of our flower products, and the loss of any of these suppliers could harm our business.

We depended upon three suppliers for 44.6% of our flower products for the six months ended December 31, 2003 and 45.4% of our flower products in fiscal 2003. If any one of these three flower suppliers were to become unable or unwilling to continue to supply flowers to our customers, our business could be harmed. Our arrangements with our flower suppliers for order fulfillment may be discontinued by the suppliers at any time. If a flower supplier discontinues its relationship with us, we will be required to obtain a suitable replacement, which may cause delays in delivery or a decline in product quality, leading to customer dissatisfaction and loss of customers. We expect to encounter similar risks as we develop our premium meat and fruit and other perishable product supplier relationships.

If our marketing efforts are not effective, our brands may not achieve the broad recognition necessary to succeed.

We believe that broader recognition and a favorable consumer perception of our brands, including our Provide Commerce, Proflowers, Uptown Prime and Cherry Moon Farms brands, are essential to our future success. Accordingly, we intend to pursue an aggressive brand-enhancement strategy through a variety of online and offline marketing and promotional techniques, involving the Internet, print, radio, email, direct mail, public relations and television. These initiatives will involve significant expense. If our brand enhancement strategy is unsuccessful, these expenses may never be recovered and we may be unable to increase future revenues. Successful positioning of the Provide Commerce, Proflowers, Uptown Prime and Cherry Moon Farms brands will largely depend on:

•	the success of our advertising and promotional efforts;

•	our ability to provide a consistent, high-quality customer experience; and

•	our ability to continue to provide high-quality products to our customers in a timely manner.

Due to the recent change in our corporate name and expansion of our product categories, our Proflowers brand is our only brand that has received broader recognition by customers who associate it with our www.Proflowers.com website and the sale of flowers and floral products. To increase awareness of our new corporate name and brands and our other proposed brands and product offerings, we will need to continue to spend significant amounts on advertising and promotions. These expenditures may not result in a sufficient increase in revenues to cover such advertising and promotional expenses. In addition, even if brand recognition increases, the number of new customers or the number of transactions on our branded websites may not increase. Also, even if the number of new customers increases, those customers may not purchase products through our branded websites on a regular basis.

We have historically experienced seasonality in our business, which we expect to continue and which could cause our operating results to fluctuate.

We have historically experienced seasonality in our Proflowers business due to the nature of our products, and we expect this seasonality to continue. Our revenues and earnings are generally lowest in the third calendar quarter, our first fiscal quarter. Sales of our products are highly concentrated in the first calendar quarter, due to Valentine’s Day, the second calendar quarter, due to Mother’s Day and Easter, and the fourth calendar quarter, due to the Thanksgiving and end-of-year holidays. In anticipation of increased sales activity during these periods, we hire a significant number of temporary employees to supplement our permanent staff. We also increase our inventory levels at our distribution facilities. If revenues during these periods do not meet our expectations, we may not generate sufficient revenues to offset these increased costs and our operating results may suffer.

The launch of our new branded websites targeting premium meat and fresh fruit makes it difficult for us to assess the impact of seasonal factors on our business in the future. We expect that our new product categories will also be subject to seasonal fluctuations, reflecting a combination of seasonality trends for the products and services offered by our new branded websites and seasonality patterns affecting Internet use generally. For example, demand for our current and new product offerings is likely to increase during holiday periods, such as Father’s Day and Christmas, while Internet use in general may decline during the summer months. Our results may also be affected by seasonal fluctuations in the products made available to us for sale by participating suppliers. Cyclical variations for new products we plan to offer may either smooth or increase our existing seasonality. Unanticipated fluctuations in seasonality could adversely affect our operating results and cause us to miss our internal and third-party earnings projections, which could cause our stock price to decline.

We face intense competition from both traditional and online retail companies with greater brand recognition and resources, which may adversely affect our business.

The e-commerce market segments in which we currently compete are intensely competitive, and we have many competitors in different industries. The products we offer can be purchased at supermarkets and warehouse stores as well as specialty markets. Our floral competitors include traditional florists, catalog and online floral providers and floral wire services such as FTD, 1-800-FLOWERS and Teleflora. In the premium meat category, we believe our competitors include specialty butchers, mail order companies and other online premium meat providers, such as Omaha Steaks Company. We believe competitors in the fresh fruit category include local farmers’ markets and specialty catalog companies, such as Harry & David. Additionally, we compete with specialty food companies and general gift companies.

Competition in the e-commerce channel may intensify, especially as we expand into product categories in addition to flowers. The nature of the Internet as an electronic marketplace facilitates competitive entry and comparison shopping and renders it inherently more competitive than conventional retailing formats. This increased competition may reduce our ability to expand our business, and thus reduce our sales and operating profits, or both.

Many of our current and potential competitors enjoy substantial competitive advantages, including:

•	greater name recognition;

•	a longer operating history;

•	a more extensive customer base;

•	broader product and service offerings; and

•	greater resources for competitive activities, such as sales and marketing, research and development, strategic acquisitions, alliances and joint ventures.

As a result, these current and potential competitors may be able to secure merchandise from suppliers on more favorable terms, and may be able to adopt more aggressive pricing policies. Other companies in the retail and e-commerce service industries may enter into business combinations or alliances that strengthen their competitive positions. These business combinations or alliances might prevent them from also entering into relationships with us or prevent us from taking advantage of such combinations or alliances. They also may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. Intense competition may lead to:

•	price reductions, decreased revenues and lower profit margins;

•	loss of market share; or

•	increased marketing expenditures.

Failure to provide our customers with high-quality products and customer service may harm our brand and cause our revenues to decline.

We believe that our success in promoting and enhancing our brands will depend on our success in providing our customers high-quality products and a high level of customer service. Product orders placed by our customers are fulfilled by our third-party suppliers. We work with our suppliers to develop best practices for quality assurance; however, we do not directly or constantly control any of our suppliers. If our suppliers do not fulfill orders to our customers’ satisfaction, our customers may not shop with us again. In addition, because we do not have constant, direct control over these third-party suppliers, interruptions or delays in the products they supply may be difficult to remedy in a timely fashion. If any of our suppliers is incapable of or unwilling to fulfill our product orders, we will attempt to ship the products from another source to guarantee right-day delivery; however, we may not be able to ship the products from an alternate source in a timely manner or at all. Furthermore, we depend on our customer service department to respond to our customers should they have questions or problems with their orders. During peak periods, we also rely on temporary employees and outsourced staff to respond to customer inquiries. Temporary employees and outsourced staff may not have the same level of commitment to our customers as our full-time employees. If our customers are dissatisfied with the quality of the products or the customer service they receive, or if we are unable to deliver products to our customers in a timely manner or at all, our customers may stop purchasing products in the related category from us. Also, they may choose not to purchase products from another of our product categories, which could adversely affect our business and results of operations.

We are dependent on our strategic relationships to help promote our branded websites and expand our product offerings; if we fail to maintain or enhance these relationships, our development could be hindered.

We believe that our strategic relationships with leading Internet portal companies, other online retailers, radio advertisers and direct marketers are critical to attract customers, facilitate broad market acceptance of our products and brands and enhance our sales and marketing capabilities. For example, 29.1% of our total customer orders placed in fiscal 2003 were generated from customers who linked to our website from websites operated by other retailers or Internet portal companies with whom we have a strategic relationship. A failure to maintain existing and to establish additional strategic online relationships that generate a significant amount of traffic from other websites could limit the growth of our business. Establishing and maintaining relationships with leading Internet portal companies, other online retailers, radio advertisers and direct marketers is competitive and expensive. We may not successfully enter into additional relationships or renew existing ones beyond their current terms. We may also be required to pay significant fees to maintain and expand existing relationships. Further, many Internet portal companies, other online retailers, radio advertisers and direct marketers that we may approach to establish an advertising presence or with whom we already have an existing relationship may also provide advertising services for our competitors. As a result, these companies may be reluctant to enter into, maintain or expand a relationship with us. Our revenues may suffer if we fail to enter into new relationships or maintain or expand existing relationships, or if these relationships do not result in traffic sufficient to justify their costs.

In addition, we are subject to many risks beyond our control that influence the success or failure of our strategic partners. For example, traffic to our branded websites could decrease if the traffic to the website of an Internet portal company on which we advertise decreases. Our business could be harmed if any of our strategic partners experience financial or operational difficulties or if they experience other corporate developments that adversely affect their performance under our agreements.

We are dependent on other retailers using our marketplace to sell perishable products to their customers. Any failure by us to recruit additional retailers to use our marketplace, or any loss of our current users, could harm our business.

We intend to grow a portion of our business and product categories through relationships with other branded retailers and direct marketers that use our platform to sell under their brands. We currently have arrangements with Martha Stewart Living Omnimedia, Albertson’s, Inc., another Fortune 100 retailer, and other retailers. Under our agreement with Martha Stewart Living Omnimedia, we use our platform to operate the floral website of Martha Stewart Living Omnimedia. Our agreement with Martha Stewart Living Omnimedia may be terminated by either party upon 120 days prior notice. Under our agreement with Albertson’s, we provide our market platform and products for Albertson’s online floral business. Our agreement with Albertson’s is for a three-year term, automatically renewable for additional one-year periods, unless prior notice is given. Our agreement with Albertson’s may be terminated by either party for specified reasons, including bankruptcy or cessation of business by the other party. It may also be terminated by the non-breaching party 60 days after notification of an uncured breach of the agreement. While we are not dependent on these agreements and while these agreements represent an immaterial percentage of our net sales in fiscal 2003 and for the six months ended December 31, 2003, any termination of these agreements, or failure to enter into similar agreements, could adversely affect this aspect of our business model.

If the supply of flowers or any other perishable product we offer for sale becomes limited, the price of these products could rise or these products may be unavailable and our revenues and gross margins could decline.

Many factors, such as weather conditions, agricultural limitations and restrictions relating to the management of pests and disease, affect the supply of flowers and the price of our floral products. If the supply of flowers available for sale is limited, prices for flowers could rise, which could cause customer demand for our floral products to be reduced and our revenues and gross margins to decline. Alternatively, we may not be able to obtain high-quality flowers in an amount sufficient to meet customer demand. Even if available, flowers from alternate sources may be of lesser quality and/or may be more expensive than those currently offered by us. We expect that we will encounter similar risks with premium meat, fresh fruit and other perishable products as we expand our e-commerce platform into these product categories.

In fiscal 2003, 54.0% of the flowers we sold were grown by farmers located abroad, primarily in Colombia, Ecuador and Holland, and we expect that this will continue in the future. We also may purchase premium meat, fresh fruit and other perishable products from suppliers in foreign countries. The availability and price of these products could be affected by a number of other factors affecting foreign suppliers, including:

•	import duties and quotas;

•	time-consuming import regulations or controls at airports;

•	changes in trading status;

•	economic uncertainties and currency fluctuations;

•	foreign government regulations with respect to diseases such as mad cow;

•	political unrest;

•	governmental bans or quarantines; or

•	trade restrictions, including U.S. retaliation against foreign trade practices.

If the number of customers using our satisfaction guarantee increases, our net income could decrease.

We guarantee that all of our flowers will last at least seven days and our plants at least 14 days. We offer our customers a 100% satisfaction guarantee on our floral, meat and fruit products during the relevant periods. We expect to offer a similar 100% satisfaction guarantee on our other products. If customers are not satisfied with the products they receive, we either send them another product or issue a refund. If a significant number of customers request replacement products or refunds, our net income could decrease and our reputation as a provider of high-quality products could be harmed.

System interruptions, natural disasters and other unexpected problems could prevent us from fulfilling orders for our customers.

Our computer and telecommunications systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, failure in the Internet backbone service providers or Internet service providers, earthquakes, acts of war or terrorism, acts of God, human error, computer viruses, physical or electronic break-ins and similar events. Any of these events could lead to system interruptions, delays and loss of critical data, and make our websites or toll-free customer service centers inaccessible to our customers or prevent us from efficiently fulfilling orders or providing services to other retailers who rely on our market platform to assist them in operating their online businesses. For instance, during the third quarter of fiscal 2003, we experienced a redundant router failure at our hosting provider that caused a 15 minute website outage. This effect would be magnified if interruptions were to occur during one of our peak selling periods, such as Valentine’s Day or Mother’s Day. We do not have fully redundant systems in different geographical areas or a formally tested disaster recovery plan. Our business interruption insurance may be inadequate to compensate for all losses that may occur.

Despite any precautions we may take, the occurrence of a natural disaster, the closure of a hosting facility we are using without adequate notice for financial reasons or other unanticipated problems could result in lengthy interruptions in our services. In addition, the failure by our hosting facilities to provide our required data communications capacity could result in interruptions in our service. Any slowdown, damage to or failure of our systems could result in interruptions in our service. We cannot assure you that we will adequately, and in a timely manner, implement systems to improve the speed, security and availability of our Internet and telecommunications systems. Frequent or long service delays or interruptions in our service or disruptions during a peak holiday season will reduce our revenues and profits, and our reputation and future revenues and profits will be harmed if our customers believe that our system is unreliable.

We may not be able to increase capacity or introduce enhancements to our branded websites in a timely manner or without service interruptions.

A key element of our strategy is to generate a high volume of traffic on our branded websites. As traffic on our branded websites grows, we may not be able to accommodate all of the growth in user demand on our branded websites and in our toll-free customer service center. Our inability to add additional hardware and software to upgrade our existing technology or network infrastructure to accommodate in a timely manner increased traffic on our branded websites, in our toll-free customer service centers and increased sales volume, may cause decreased levels of customer service and satisfaction. Failure to implement new systems effectively or within a reasonable period of time could adversely affect our business, results of operations and financial condition.

We also intend to introduce additional or enhanced features and services to retain current customers and attract new customers to our branded websites. If we introduce a feature or a service that is not favorably received, our current customers may not use our branded websites as frequently, and we may not be successful in attracting new customers. We may also experience difficulties that could delay or prevent us from introducing new services and features. Furthermore, these new services or features may contain errors that are discovered only after they are introduced. We may need to significantly modify the design of these services or features to correct errors. If customers encounter difficulty with or do not accept new services or features, our business, results of operations and financial condition could be adversely affected.

We fulfill a significant portion of our flower orders through our Miami distribution facility.

We fulfilled 23.9% of our flower orders in the six months ended December 31, 2003 and 22.8% of our flower orders in fiscal year 2003 through our Miami distribution facility. In the future, we may be unable to fulfill our customers’ orders through the Miami distribution facility in a timely manner, or at all, due to a number of factors, including:

•	a failure to maintain or renew our existing lease agreement for our Miami distribution facility;

•	a prolonged power or equipment failure;

•	an employee strike or other labor stoppage;

•	a disruption in the transportation infrastructure including bridges and roads;

•	a refrigeration failure; or

•	a fire, flood, hurricane or other disaster.

In the event that we are unable to fulfill our customers’ orders through the Miami distribution facility, we will attempt to re-ship the orders from another source to ensure timely delivery. However, we cannot guarantee that our other suppliers and distribution facilities will have the capacity or the variety of flowers to fulfill all orders from the Miami distribution facility or that we will be able to deliver the affected orders in a timely manner. In addition, if operations from our Miami distribution facility become permanently disrupted due to any of the above or other factors, we may not be able to secure a replacement distribution facility in a location on terms acceptable to us or at all. Our business and results of operations could be materially and adversely affected if we experience temporary or permanent disruptions at our Miami distribution facility.

If we fail to protect our intellectual property rights, our ability to compete could be harmed.

Protection of our intellectual property is critical to our success. Patent, trademark, copyright and trade secret laws and confidentiality and other contractual provisions afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We face numerous risks in protecting our intellectual property rights, including the following:

•	our pending patent applications, copyrights, trademarks, trade secrets and other intellectual property rights may be challenged or invalidated by our competitors;

•	we only have three U.S. patent applications pending in the United States Patent and Trademark Office and none of the patent applications have yet to issue;

•	our pending patent applications may not issue, or, if issued, may not provide meaningful protection for related products or proprietary rights;

•	in the event one or more of our pending patent applications issue into a patent, there may be prior art in existence that the United States Patent and Trademark Office has not considered which may invalidate one or more patent claims;

•	we may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by employees, consultants or advisors;

•	the laws of foreign countries, including Australia, Brazil, Canada, the European Union, Japan, Mexico, New Zealand and Switzerland where we have issued or pending trademarks, may not protect our intellectual property rights to the same extent as the laws of the U.S., and mechanisms for enforcement of intellectual property rights may be inadequate in foreign countries;

•	our competitors may lawfully develop proprietary software or other technology that competes with our proprietary supply chain technology; and

•	we may be unable to successfully identify or prosecute unauthorized uses of our proprietary technology.

As a result, our means of protecting our intellectual property rights and brands may not be adequate. Furthermore, despite our efforts, third parties may have violated and may in the future violate, or attempt to violate, our intellectual property rights. Infringement claims and lawsuits would likely be expensive to resolve and would require substantial management time and resources. In addition, we have not sought, and do not intend to seek, trademark, patent and other intellectual property protections in most foreign countries. In countries where we do not have such protection, businesses may use our trademarks to sell products or to develop a distribution method that incorporates our patented technology.

We may be sued by third parties for alleged infringement of their proprietary rights.

Companies that participate in the e-commerce and supply chain management industries or others may hold a large number of patents, patent applications, trademarks and copyrights. Participants in these industries are involved in litigation based on allegations of patent infringement or other violations of intellectual property rights. Intellectual property disputes frequently involve highly complex and costly technical or scientific matters, and each party generally has the right to seek a trial by jury which adds additional costs and uncertainty. Accordingly, intellectual property contests, with or without merit, could be costly and time-consuming to litigate or settle, and could divert management’s attention from executing our business plan. In addition, our distribution technology may not be able to withstand any third-party claims against its use. If we were unable to obtain any necessary license following a determination of infringement or an adverse determination in litigation or in interference or other administrative proceedings, we may need to redesign some of our distribution technology to avoid infringing a third-party’s patent and could be required to temporarily or permanently discontinue using the related aspect of our technology.

Current and future governmental and industry regulations may significantly limit our business opportunities.

New laws or regulations may be enacted with respect to the Internet or existing laws may be applied or interpreted to apply to the Internet, which may decrease the growth in the use of the Internet or our branded websites. As use of the

Internet continues to evolve, we expect that there will be an increasing number of laws and regulations pertaining to the Internet in the U.S. and throughout the world. These laws and regulations may relate to liability for information received from or transmitted over the Internet, online content regulation, user privacy, taxation and quality of products and services sold over the Internet. Moreover, the applicability to the Internet of existing laws governing intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity, libel, employment, personal privacy and other issues is uncertain and developing. Further, the growth and development of online commerce may prompt calls for more stringent consumer protection laws, both in the U.S. and abroad. We also may be subject to regulation not specifically related to the Internet, including laws affecting direct marketers and advertisers. The adoption of or modification of laws applicable to the Internet could affect our ability to market our products, decrease the demand for our products, increase our costs or otherwise adversely affect our business.

We are affected by regulations applicable to the importation of flowers and the sale and handling of food items.

Our importation of certain flower offerings and our sale and handling of premium meat and fresh fruit offerings subject us to various federal, state and local government regulations, including regulations imposed by the United States Food & Drug Administration, or FDA, the United States Department of Labor, Occupational Safety and Health Administration, or OSHA, the United States Department of Agriculture, or USDA, and Animal and Plant Health Inspection Service, or APHIS. We have designed our importation procedures and our food handling operations to comply with such regulations. However, the FDA, OSHA, USDA, APHIS or another federal, state or local food regulatory authority may require changes to our importation procedures and food sales and handling operations. We may not be able to make the requested governmental changes or obtain any required permits, licenses or approvals in a timely manner, or at all. Failure to make requested changes or to obtain or maintain a required permit, license or approval could cause us to incur substantial compliance costs and delay the availability of, or cancel, certain product offerings. In addition, any inquiry or investigation from a regulatory authority could have a negative impact on our reputation. Any of these events would harm our business and adversely affect our results of operations.

Various legal rules and regulations related to the collection, dissemination and security of personal information may affect our ability to solicit our customers and potential customers with emails or telephone calls and to collect or disseminate personal data about our customers.

A growing body of laws designed to protect the privacy of personally identifiable information as well as to protect against its misuse may adversely affect the growth of our business and our marketing efforts. These laws include the Federal Trade Commission Act, the Children’s Online Privacy Protection Act and Federal Trade Commission, or FTC, regulations implementing that act, the Fair Credit Reporting Act, the Gramm Leach Bliley Act and related regulations as well as other legal provisions. The FTC has the authority to protect against the misuse of consumer information by targeting companies that collect, disseminate or maintain personal information in an unfair or deceptive manner, as well as companies that fail to notify parents and obtain parental consent before collecting information from children. The FTC has conducted dozens of investigations into the privacy and security practices of companies that collect information on the Internet. The evolving nature of the FTC’s and other governmental bodies’ enforcement efforts, and the possibility of new laws in this area, may adversely affect our ability to collect and disseminate or share demographic and personal information from users and our ability to email or telephone users, all of which could adversely affect our marketing efforts and business.

Our branded websites use various “cookies” without the customer’s knowledge or consent. These cookies may or may not be saved on customer’s hard drives. We use cookies for a variety of reasons, including the collection of data derived from the customer’s Internet activity. Most currently available web browsers allow users to remove cookies at any time or to prevent cookies from being stored on their hard drive. Some commentators, privacy advocates and governmental bodies have suggested limiting or eliminating the use of cookies or other data collecting tools. Any reduction or limitation in the use of cookies or other data collecting tools could limit the effectiveness of our sales and marketing efforts. We could incur expenses if new regulations concerning the use of personal information are introduced or if our privacy practices are investigated.

We depend on continued use of the Internet and growth of the online perishables retail market.

Our revenues may not grow if the Internet does not continue to grow as an accepted medium for commerce in flowers and other perishable product categories. Consumer use of the Internet as a medium for commerce, and especially commerce in perishable products, is a recent phenomenon that is subject to a level of uncertainty. A number of factors may inhibit Internet usage, including:

•	inadequate network infrastructure;

•	consumer concerns for Internet privacy and security;

•	inconsistent quality of service;

•	lack of availability of cost-effective, high-speed service; and

•	consumer concerns over purchasing perishable goods over the Internet.

If use of the Internet as a medium for commerce in perishable products does not continue to grow, or grows at a slower rate than we anticipate, our sales will be lower than expected and our business will be harmed.

Our accounting and financial system is not integrated with our transaction processing system.

We use an internally developed system for substantially all aspects of transaction processing, including order management, credit card processing and shipping. Our accounting and financial system is purchased from a third-party. Because our current transaction processing system, which provides frequent operational reports, is not integrated with our accounting and financial system, we must manually input data in order to prepare information for accounting and financial reporting. This manual input of data may make it more difficult for management to obtain accurate financial statements and reporting information on a timely basis. We intend to integrate our transaction processing and accounting systems. We cannot guarantee that we will complete this integration in a fast and effective manner. Any inability to do so may have a material adverse effect on our business, financial condition and results of operations.

Online security breaches could harm our business.

The secure transmission of confidential information over the Internet is essential in maintaining consumer confidence in our branded websites. Even occasional security breaches of our system or other Internet-based systems could significantly harm our business and damage our reputation. Any penetration of our network security or other misappropriation of our customer’s personal information could subject us to potential liability. We may be subject to claims based on unauthorized purchases with credit card information, or aiding and abetting identity theft or other similar fraud claims. Claims could also be based on other misuses of personal information, such as for unauthorized marketing purposes. These claims could result in litigation and financial liability. We rely on licensed encryption and authentication technology to effect the secure transmission of confidential information, including credit card numbers. It is possible that advances in computer capabilities, new discoveries or other developments could result in a compromise or breach of the technology that we use to protect customer transaction data.

We may incur substantial expense to protect against and remedy security breaches and their consequences. A party that is able to circumvent our security systems could steal proprietary information or cause interruptions in our operations. Our insurance policies’ limits may not be adequate to reimburse us for losses caused by security breaches. We cannot guarantee that our security measures will prevent security breaches.

Consumer spending on flowers and other perishable products we sell or intend to sell may vary with general economic conditions in the U.S.

Negative trends in the general economy, including trends resulting from actual or threatened military action by the U.S. and threats of terrorist attacks on the U.S. and abroad, could cause a decrease in consumer spending on flowers, premium meats, fresh fruits and perishable products in general. Also, any reduction in consumer confidence or disposable income in general may affect the demand for our products. If general economic conditions do not improve or deteriorate further and our customers have less disposable income, consumers may spend less on our products and our quarterly operating results may suffer.

We may not successfully address problems encountered in connection with any future acquisitions.

In December 1999, we purchased Flower Farm Direct, Inc. Subsequently, we amortized and wrote off approximately $9.0 million of goodwill related to the acquisition. We expect to continue to consider opportunities to acquire or make investments in other technologies, products and businesses that could enhance our technical capabilities, complement our current products and services or expand the breadth of our markets or customer base. We have limited experience in acquiring other businesses and technologies. Potential and completed acquisitions and strategic investments involve numerous risks, including:

•	problems assimilating the purchased technologies, products or business operations;

•	problems maintaining uniform standards, procedures, controls and policies;

•	unanticipated costs associated with the acquisition, including accounting charges and transaction expenses;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have no or limited prior experience; and

•	potential loss of key employees of acquired organizations.

If we fail to properly evaluate and execute acquisitions and strategic investments, our management team may be distracted from our day-to-day operations, our business may be disrupted, and our operating results may suffer. In addition, if we finance acquisitions by issuing equity or convertible debt securities, our existing stockholders would be diluted.

We may have difficulty managing any growth that we might experience.

We expect to continue to experience growth in the scope of our operations and the number of our employees. If this growth continues, it will place a significant strain on our management team and on our operational and financial systems, procedures and controls. Our future success will depend in part on the ability of our management team to manage any growth effectively. This will require our management to:

•	maintain our cost structure at an appropriate level based on the revenues we generate;

•	manage multiple, concurrent development projects;

•	hire and train additional personnel;

•	implement and improve our operational and financial systems, procedures and controls; and

•	manage operations in multiple time zones.

Any failure to successfully manage our growth could distract management’s attention, and result in our failure to execute our business plan.

If we are required to collect sales and use taxes on the products we sell in additional jurisdictions, we may be subject to liability for past sales and our future sales may decrease.

In accordance with current industry practice and our interpretation of current law, we do not currently collect sales and use taxes or other such taxes with respect to shipments of goods into states other than California, Florida, Indiana, Mississippi, New Jersey, New York, Texas and Washington. The operation of our distribution facilities, the operations of any future distribution facilities and other aspects of our evolving business may, however, result in increased sales and use tax obligations. Some states have sought or are now seeking to impose sales or other tax collection obligations on companies that engage in electronic commerce as we do. Federal legislation limits the imposition of U.S. state and local taxes on Internet-related sales. In 1998, Congress passed the Internet Tax Freedom Act, which placed a three-year moratorium on state and local taxes on Internet access, unless such tax was already imposed prior to October 1, 1998, and on discriminatory taxes on electronic commerce. This moratorium was extended until November 1, 2003. If Congress chooses not to renew this legislation in 2003, state and local governments would be free to impose new taxes on electronically purchased goods, and we could be required to pay past and collect future sales and use taxes in states other than those in which we already collect such taxes.

We are dependent on our management team and key employees, and the loss of any of them could harm our business.

Our success depends, in part, upon the continued availability and contributions of our senior management team, particularly William Strauss, our chief executive officer, and Abraham Wynperle, our president and chief operating officer. Important factors that could cause the loss of key personnel include:

•	members of our management team may terminate their employment with us at any time;

•	we do not maintain key-man life insurance on any of our employees;

•	significant portions of the stock options held by the members of our management team are vested; and

•	many of the stock options held by our executive officers provide for accelerated vesting in the event of a sale or change of control of our company.

The loss of key personnel or an inability to attract qualified personnel in a timely manner could slow our technology and product development and harm our ability to execute our business plan.

If third parties acquire rights to use similar domain names or phone numbers or if we lose the right to use our domain names or phone numbers, our brands may be damaged and we may lose sales.

Our Internet domain names are an important aspect of our brand recognition. We cannot practically acquire rights to all domain names similar to www.providecommerce.com, www.Proflowers.com, www.uptownprime.com or www.cherrymoonfarms.com. If third parties obtain rights to similar domain names, these third parties may confuse our customers and cause our customers to inadvertently place orders with these third parties, which would result in lost sales for us and could damage our brand.

The phone number that spells 1-888-FRESHEST is also important to our brand and business. While we have obtained the right to use the phone numbers 1-888-FRESHEST, 1-877-FRESHEST and 1-800-PROFLOW, as well as common toll-free “FRESHEST” and “PROFLOW” misdials, we may not be able to obtain rights to use the FRESHEST and PROFLOW phone numbers as new toll-free prefixes are issued, or the rights to all similar and potentially confusing numbers. If third parties obtain the phone number which spells “FRESHEST” or “PROFLOW” with a different prefix, these parties may also confuse our customers and impede our customer service efforts, causing lost sales and potential damage to our brands. In addition, under applicable Federal Communication, or FCC, rules, ownership rights to phone numbers cannot be acquired. Accordingly, the FCC may rescind our right to use any of its phone numbers, including 1-888-FRESHEST and 1-800-PROFLOW.

If our third-party technology providers do not adequately maintain our telephone service, we may experience system failures and our business may suffer.

We are largely dependent on AT&T and SBC Pacific Bell to provide telephone service to our customer service centers. If AT&T or SBC Pacific Bell experience system failures or fail to adequately maintain our systems, we would experience interruptions and our customers might not continue to utilize our services. Frequent or long system failures or interruptions in our service or disruptions during a peak holiday season could materially harm our business and results of operations.

If we lose our telephone service, we will be unable to operate a significant portion of our customer service. Our future success depends upon these third-party relationships because we do not have the resources to maintain telephone services without these or other third parties. Failure to maintain these relationships or replace them on financially attractive terms may disrupt our operations or require us to incur significant unanticipated costs.

Our business would be injured by extensive credit card fraud.

Our revenues and gross margins would decrease if we experience significant credit card fraud or fraud with respect to our bill-me-later functionality, a third party payment option similar to traditional credit cards. A failure to adequately control fraudulent credit card transactions or bill-me-later transactions would reduce our revenues and gross margins because we do not carry insurance against this risk. We have developed technology to help detect the fraudulent use of credit card information. Nonetheless, to date, we have suffered losses as a result of orders placed with fraudulent credit card data even though the associated financial institution or bill-me-later service provider approved payment of the orders. Under current credit card practices, we are liable for fraudulent credit card transactions if we do not obtain a cardholder’s signature.

Product liability claims may subject us to increased costs.

Several of the products we sell and intend to sell, including perishable food products, may expose us to product liability claims in the event that the use or consumption of these products results in personal injury. We may incur significant costs in defense of product liability claims. Product liability claims often create negative publicity, which could materially damage our reputation and our brands. Although we maintain insurance against product liability claims, our coverage may be inadequate to cover any liabilities we may incur.

Health concerns relating to the consumption of beef, fruit or other food products could have a negative impact on our premium meat, fruit and related product offerings and could negatively impact our results of operations.

The success of our premium meat website and other planned product offerings could be affected by health concerns related to the consumption of beef or fruit or negative publicity concerning food quality, illness and injury generally, such as negative publicity concerning e-coli, “mad cow” or “foot-and-mouth” disease. This negative publicity may adversely affect demand for our premium meat or fruit products which could materially harm our business and results of operations.

An active trading market for our common stock may not develop.

Prior to our initial public offering in December 2003, there was no public market for our common stock. An active trading market may not develop or, if developed, may not be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or technologies by using our shares as consideration.

We expect that the price of our common stock will fluctuate substantially.

The market price of our common stock has been, and is likely to continue to be, highly volatile. The market price may fluctuate substantially due to many factors, including:

•	actual or anticipated fluctuations in our results of operations;

•	changes in securities analysts’ expectations or our failures to meet those expectations;

•	announcements of significant contracts by us or our competitors;

•	changes in our pricing policies or the pricing policies of our competitors;

•	inability to maintain our current relationship with our delivery carrier, FedEx;

•	developments with respect to intellectual property rights;

•	the introduction of new products or product enhancements by us or our competitors;

•	the commencement of or our involvement in litigation;

•	our sale of common stock or other securities in the future;

•	conditions and trends in the e-commerce industry;

•	changes in market valuation or earnings of our competitors;

•	the trading volume of our common stock;

•	changes in the estimation of the future size and growth rate of our markets; and

•	general economic conditions.

In addition, the stock market in general, and the Nasdaq National Market and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, the market prices of securities of e-commerce companies have been particularly volatile. These broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company. Such litigation, if instituted against us, could result in substantial costs and a diversion of management’s attention and resources.

Because of the significant stock ownership of our majority stockholder, our majority stockholder will be able to exert significant influence over us and our significant corporate decisions.

As of the date of this report, one of our stockholders and persons affiliated with such stockholder beneficially owns 38.9% of our outstanding common stock. In addition, our executive officers, directors and other stockholders holding more than 5% of our outstanding capital stock and their affiliates, in the aggregate, beneficially own approximately 58.2% of our outstanding common stock. These persons, acting together, will have the ability to control our management and affairs. These stockholders will have the ability to exert significant influence over the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may harm the market price of our common stock by, among other things:

•	delaying, deferring or preventing a change in control of our company;

•	impeding a merger, consolidation, takeover or other business combination involving our company;

•	causing us to enter into transactions or agreements that are not in the best interests of all stockholders; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company.

Future sales of our common stock may depress our stock price.

As of January 30, 2004 we had 11,404,246 shares of common stock outstanding, of which 6,754,146 shares are not currently available for sale in the public market. After March 16, 2004, 3,675 shares of our common stock will be available for sale, subject to compliance with applicable securities laws. After June 14, 2004, 6,750,471 shares of our common stock will be available for sale, subject to compliance with applicable securities laws. If our common stockholders sell substantial amounts of common stock in the public market, or if the market perceives that these sales may occur, the market price of our common stock may decline.

The holders of approximately 7,498,240 shares of common stock, assuming exercise of such holders’ outstanding options and warrants, will have rights, subject to some conditions, to require us to file registration statements covering the resale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. These registration rights of our stockholders could impair our ability to raise capital by depressing the price at which we could sell our common stock.

Our future capital needs are uncertain and we may need to raise additional funds in the future, and such funds may not be available on acceptable terms or at all.

Our capital requirements will depend on many factors, including:

•	changes in our operating plan;

•	lower than anticipated revenues;

•	increased expenses in new technology and research and development projects;

•	the number and timing of acquisitions and other strategic transactions; and

•	the costs associated with our expansion, if any.

Our existing sources of cash and cash flows, may not be sufficient to fund our activities. As a result, we may need to raise additional funds, and such funds may not be available on favorable terms, or at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products and execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. This may materially harm our business, results of operations and financial condition.

Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change of control and could also limit the market price of our stock.

Our amended and restated certificate of incorporation and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our Board of Directors that our stockholders might consider favorable. Some of these provisions:

•	authorize the issuance of preferred stock which can be created and issued by the Board of Directors without prior stockholder approval, with rights senior to those of our common stock;

•	prohibit stockholders from removing directors without cause, calling special stockholder meetings or taking action by written consent;

•	limit stockholders from filling board vacancies; and

•	require advance written notice of stockholder proposals and director nominations.

In addition, we are governed by the provisions of Section 203 of the Delaware General Corporate Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These and other provisions in our amended and restated certificate of incorporation, restated bylaws and Delaware law could make it more difficult for stockholders or potential acquirers to obtain control of our Board of Directors or initiate actions that are opposed by the then-current Board of Directors, including to delay or impede a merger, tender offer, or proxy contest involving our company. Any delay or prevention of a change of control transaction or changes in our Board of Directors could cause the market price of our common stock to decline.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At December 31, 2003, we did not have any balances outstanding under our bank line of credit arrangement (which we terminated in October 2003); however, the amount of outstanding debt at any time may fluctuate and we may from time to time be subject to refinancing risk. We do not believe that a change of 100 basis points in interest rates would have a material effect on our results of operations or financial condition. We derive substantially all of our revenues from sales within the U.S. We have business relationships with foreign growers and other vendors. Approximately $71,000 or 51.4% of total payments to these foreign growers and vendors for the six months ended December 31, 2003 was made in U.S. dollars. Although transactions in foreign currencies represent approximately 48.6% of total payments to foreign vendors, the amount is less than 1% of total payments to all vendors and suppliers. Since transactions in foreign currencies are immaterial to the Company as a whole, we do not consider it necessary to hedge against currency risk.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.	Changes in Securities and Use of Proceeds

(a) During the quarter ended December 31, 2003, we issued the following securities that were not registered under the Securities Act of 1933:

1. On December 22, 2003, pursuant to the exemption provided in Section 3(a)(9) of the Securities Act, we issued an aggregate of 2,104,853 shares of common stock to our Series B preferred stockholders upon the conversion of such Series B preferred stock into common stock.

2. Pursuant to the exemption from registration provided in Rule 701 under the Securities Act, we granted options to purchase 186,090 shares of common stock to employees, directors and consultants under our 1999 Stock Option/Stock Issuance Plan at an exercise price of $15 per share.

(b) Our initial public offering of common stock, $0.001 par value, was effected through a Registration Statement on Form S-1 (File No. 333-109009) that was declared effective by the Securities and Exchange Commission on December 16, 2003. The Registration Statement registered up to $74,750,000 of common stock to be sold by us and certain of our stockholders. On December 22, 2003, 4,334,000 shares of common stock were sold at an initial public offering price of $15.00 per share. Of the 4,334,000 shares sold, 2,666,667 shares of common stock were sold by us and an aggregate of 1,667,333 shares of common stock were sold by the selling stockholders. The aggregate offering price for the initial closing was approximately $65 million, of which approximately $40 million was attributable to the sale of shares by us and approximately $25 million was attributable to the sale of shares by the selling stockholders. On January 15, 2004, an additional 316,100 shares were sold by the selling stockholders, with an aggregate offering price of approximately $4.7 million. The shares of common stock were sold through a syndicate of underwriters managed by SG Cowen Securities Corporation, Roth Capital Partners, LLC and Morgan Keegan & Company, Inc. Following the sale of the 4,334,000 shares and the subsequent partial exercise of the underwriters’ over-allotment option on January 15, 2004, the offering terminated.

We paid to the underwriters underwriting discounts and commissions totaling approximately $2.8 million in connection with the offering. In addition, we estimate that we incurred additional expenses of approximately $2.6 million in connection with the offering, which when added to the underwriting discounts and commissions paid by us, amounts to total estimated expenses of approximately $5.4 million. Thus, the net offering proceeds to us, after deducting underwriting discounts and commissions and estimated offering expenses, were approximately $34.6 million. We did not pay the underwriting discounts and commission for our selling stockholders. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates.

As of December 31, 2003, we have not used any of the net proceeds from the offering. We intend to use the net proceeds from the offering for: (i) sales and marketing activities; (ii) promotion of existing and future product categories; and (iii) general corporate purposes. In addition, we may use a portion of the net proceeds to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. We have no commitments with respect to any acquisition or investment.

The amounts actually expended for each of the purposes listed above and the timing of our actual expenditures will depend on numerous factors, including the status of our efforts to increase our number of relationships with other retailers to use our market platform, sales and marketing activities, technological advances, amount of cash generated or used by our operations and competition. We have not determined the amount or timing of expenditures in the areas listed above and will retain broad discretion in the allocation and use of the net proceeds. Pending the uses described above, we have invested the net proceeds in short-term, interest-bearing, investment-grade securities.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Effective as of November 20, 2003, the requisite holders of the outstanding shares of our capital stock approved by written consent, in compliance with Section 228 of the Delaware General Corporation Law, resolutions to:

•	approve and adopt, effective prior to the closing of our initial public offering of our common stock, a Certificate of Amendment to our Amended and Restated Certificate of Incorporation to effect an automatic reclassification of our shares of Series B Preferred Stock in connection with our initial public offering if the offering proceeded below specified pricing thresholds and waiver of preemptive rights in connection with such automatic reclassification;

•	approve, effective upon the closing of our initial public offering, the automatic conversion to common stock of our shares of Series A preferred stock if the offering proceeded below specific pricing thresholds;

•	approve and adopt, effective prior to the closing of our initial public offering, a Certificate of Amendment to Amended and Restated Certificate of Incorporation to effect a 3.037716-for-one reverse stock-split of our common stock;

•	approve and adopt, effective upon the closing of our initial public offering, our Restated Bylaws;

•	approve and adopt, effective upon the closing of our initial public offering, our Amended and Restated Certificate of Incorporation;

•	approve and adopt, effective upon pricing of our initial public offering, our 2003 Stock Incentive Plan;

•	approve and adopt, effective upon pricing of our initial public offering, our 2003 Employee Stock Purchase Plan;

•	approve and adopt, effective January 1, 2004, our Deferred Compensation Plan;

•	approve and adopt, effective January 1, 2004, our Supplemental Executive Retirement Plan; and

•	approve the form of indemnification agreement to be entered into by certain of our officers and directors.

Stockholders holding an aggregate of approximately 8,107,290 shares approved each of the above matters and stockholders holding approximately 603,326 shares did not vote with respect to such matters.

ITEM 6.	(A) EXHIBITS

Exhibit 3.1 (1)	Amended and Restated Certificate of Incorporation of the Company (Filed as Exhibit 3.4).

Exhibit 3.2 (1)	Bylaws of the Company, as amended (Filed as Exhibit 3.6).

Exhibit 4.1 (1)	Specimen stock certificate for shares of Common Stock of the Company (Filed as Exhibit 4.2).

Exhibit 4.2 (1)	Investors’ Rights Agreement, dated December 29, 1999 by and among us and the parties named therein (Filed as Exhibit 10.3).

Exhibit 4.3(1)	Amended and Restated Stockholders Agreement, dated December 29, 1999, by and among us and parties named therein (Filed as Exhibit 10.4).

Exhibit 4.4(1)	Amendment Number One to the Investors’ Rights Agreement, dated March 31, 2000, by and among us and parties named therein (Filed as Exhibit 10.5).

Exhibit 4.5(1)	Amendment No. 1 to the Investors’ Rights Agreement, dated May 18, 2000 by and among us and parties named therein (Filed as Exhibit 10.6).

Exhibit 4.6(1)	Amendment Number One to the Amended and Restated Stockholders Agreement, dated March 31, 2000, by and among us and parties named therein (Filed as Exhibit 10.7).

Exhibit 4.7(1)	Amendment Number Two to the Amended and Restated Stockholders Agreement, dated August 11, 2000, by and among us and parties named therein (Filed as Exhibit 10.8).

Exhibit 4.8(1)	Amendment Number Three to the Amended and Restated Stockholders Agreement, dated June 25, 2000, by and among us and parties named therein (Filed as Exhibit 10.8).

Exhibit 14	Code of ethics.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

Exhibit 32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-1 (No. 333-109009) filed on September 22, 2003, as amended thereafter.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Provide Commerce, Inc., whether made before or after the date hereof, regardless of any general incorporate language in such filing.

ITEM 6.	(B) REPORTS ON FORM 8-K

No reports on Form 8-K were filed or furnished during the quarter ended December 31, 2003.

PROVIDE COMMERCE, INC.

December 31, 2003

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Provide Commerce, Inc.

Date:	February 17, 2004	By:	/s/ REX BOSEN

Rex Bosen Vice President, Finance and Accounting