Form 10-Q
period 2004-03-31
PROVIDE COMMERCE INC
filed 2004-05-17
CIK 1263756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From              to             .

Commission File Number: 0-20720

PROVIDE COMMERCE, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-1450019
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5005 Wateridge Vista Drive, 2nd Floor San Diego, CA	92121
(Address of Principal Executive Offices)	(Zip Code)

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

As of April 30, 2004, the registrant had 11,423,656 shares of common stock outstanding.

PROVIDE COMMERCE, INC.

QUARTERLY REPORT

FORM 10-Q

*	No information provided due to inapplicability of item.

PROVIDE COMMERCE, INC.

FINANCIAL STATEMENTS

Index

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements (unaudited):

Balance Sheets - March 31, 2004 and June 30, 2003

Statements of Operations - Three and Nine months ended March 31, 2004 and 2003

Statements of Cash Flows - Three and Nine months ended March 31, 2004 and 2003

Notes to Financial Statements

PROVIDE COMMERCE, INC.

BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	March 31, 2004	June 30, 2003
Assets
Current assets:
Cash and cash equivalents	$51,784	$11,496
Accounts receivable, net of allowance for doubtful accounts of $149 and $163 at March 31, 2004 and June 30, 2003, respectively	1,226	887
Inventory, net	1,949	1,142
Prepaid expenses and other current assets	1,334	453
Deferred tax asset	296	—

Total current assets	56,589	13,978
Property and equipment, net	4,307	3,161
Deferred tax asset	12,130	—
Other assets	1,937	195

Total assets	$74,963	$17,334

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrued liabilities	$14,799	$7,579
Accrued compensation	1,884	1,958
Income taxes payable	535	337
Deferred revenue	378	190
Current portion of capital lease	80	125

Total current liabilities	17,676	10,189
Accrued pension costs	311	—
Capital lease, less current portion	—	48
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 authorized, none issued and outstanding at March 31, 2004	—	—
Series A convertible preferred stock, $0.001 par value, none authorized, issued and outstanding at March 31, 2004; 300,000 shares authorized and 221,715 shares issued and outstanding at June 30, 2003	—	—
Series B convertible preferred stock, $0.001 par value, none authorized, issued and outstanding at March 31, 2004; 7,000,000 shares authorized and 5,816,285 shares issued and outstanding at June 30, 2003	—	6
Common stock, $0.001 par value, 50,000,000 shares authorized and 11,419,615 shares issued and outstanding at March 31, 2004; 40,000,000 shares authorized and 5,750,900 issued and outstanding at June 30, 2003	11	6
Additional paid-in capital	94,270	56,502
Deferred compensation	(2,175)	(436)
Accumulated deficit	(35,130)	(48,981)

Total stockholders’ equity	56,976	7,097

Total liabilities and stockholders’ equity	$74,963	$17,334

See accompanying notes.

PROVIDE COMMERCE, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Net sales	$40,689	$28,758	$76,917	$54,445
Cost of sales	21,794	15,948	42,239	31,292

Gross profit	18,895	12,810	34,678	23,153
Operating expenses:
Selling and marketing	8,845	6,142	16,968	12,173
General and administrative	4,433	3,131	10,109	7,907
Information technology systems	1,068	921	2,900	2,536
Stock-based compensation	547	56	1,304	311

Total operating expenses	14,893	10,250	31,281	22,927

Operating income	4,002	2,560	3,397	226
Other income (expense), net	148	(50)	186	(422)

Income (loss) before income tax	4,150	2,510	3,583	(196)
Income tax benefit	11,768	—	11,768	—

Net income (loss)	15,918	2,510	15,351	(196)
Preferred stock dividend	—	—	(1,500)	—

Net income (loss) attributable to common stockholders	$15,918	$2,510	$13,851	$(196)

Net income (loss) per common share:
Basic	$1.40	$.44	$1.74	$(0.03)
Diluted	$1.14	$.22	$1.16	$(0.03)
Weighted average common shares outstanding:
Basic	11,400,147	5,718,778	7,967,690	5,695,123
Diluted	13,918,972	11,300,868	11,966,640	5,695,123

Stock-based compensation is allocated as follows:
Cost of sales	$—	$—	$—	$3
Selling and marketing	167	18	489	54
General and administrative	345	27	730	220
Information technology systems	35	11	85	34

Total stock-based compensation	$547	$56	$1,304	$311

See accompanying notes.

PROVIDE COMMERCE, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands, except share and per share data)

	Nine Months Ended March 31,
	2004	2003
Operating activities:
Net income (loss)	$15,351	$(196)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	1,204	1,099
Stock-based compensation	1,304	311
Non-cash interest expense in connection with issuance of warrants for line of credit	24	380
Changes in operating assets and liabilities:
Accounts receivable	(338)	(416)
Inventory	(808)	(589)
Prepaid expenses and other current assets	(905)	(537)
Accounts payable and other accrued liabilities	7,221	1,490
Accrued compensation	(74)	(84)
Deferred revenue	188	16
Accrued and deferred income taxes	(12,229)	—
Other assets	(1,457)	454

Net cash provided by operating activities	9,481	1,928

Investing activities:
Purchase of property and equipment	(2,351)	(1,723)
Proceeds from note receivable	27	—

Net cash used in investing activities	(2,324)	(1,723)

Financing activities:
Payment of long-term debt and capital lease obligations	(93)	(22)
Common stock issued in connection with initial public offering	34,592	—
Line of credit borrowings	—	700
Line of credit repayments	—	(700)
Dividend paid to preferred stockholders	(1,500)	—
Proceeds from exercise of common stock options & warrants	132	16

Net cash provided by (used in) financing activities	33,131	(6)

Net increase in cash and cash equivalents	40,288	199
Cash and cash equivalents at beginning of the period	11,496	4,923

Cash and cash equivalents at end of the period	$51,784	$5,122

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5	$5
Income taxes	$461	$1

Non-cash financing activities:
Issuance of warrants for line of credit	$—	$26
Stock-based compensation associated with employee and consultant stock options	$1,304	$311
Assets financed under capital leases	$—	$218
Conversion of preferred stock to common stock in connection with initial public offering	$6	$—

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

In December 2003, the Company effected a 1-for-3.037716 reverse stock split of its common stock. The accompanying financial statements give retroactive effect to the reverse stock split for all periods presented.

The balance sheet at June 30, 2003 has been derived from the audited financial statements at that date.

Certain amounts in the balance sheet as of June 30, 2003, and the statements of operations and cash flows for the three and nine month periods ended March 31, 2004, have been reclassified to conform to the current period presentation.

Net Income (Loss) Per Share

Basic net income (loss) per common share is calculated by dividing net income (loss) for the period by the weighted average common shares outstanding during the period, less shares subject to repurchase. Diluted income (loss) per share is calculated by dividing the net income for the period by the weighted average common shares outstanding, adjusted for all dilutive potential common shares, which includes shares issuable upon the exercise of outstanding common stock options, convertible preferred stock and other contingent issuances of common stock to the extent these shares are dilutive. The Company incurred a loss for the nine months ended March 31, 2003, and, accordingly, has excluded all convertible preferred stock, shares issuable upon exercise of common stock options, warrants and shares subject to repurchase from the calculation of diluted net loss per common share for that period as follows:

	Three months ended March 31,		Nine months ended March 31,
	2004	2003	2004	2003
Numerator
Net income (loss)	$15,918	$2,510	$15,351	$(196)
Preferred stock dividends	—	—	(1,500)	—

Net income (loss) attributable to common stockholders	$15,918	$2,510	$13,851	$(196)

Denominator
Basic:
Weighted average common shares outstanding	11,408	5,739	7,979	5,737
Less: Weighted average shares subject to repurchase	(8)	(21)	(11)	(41)

Denominator on basic calculation	11,400	5,718	7,968	5,695

Basic net income (loss) per share	$1.40	$0.44	$1.74	$(0.03)

Diluted:
Weighted average common shares outstanding	11,400	5,718	7,968	5,695
Weighted average dilutive effect of convertible Series A preferred stock	—	760	467	—
Weighted average dilutive effect of convertible Series B preferred stock	—	2,039	1,253	—
Weighted average dilutive effect of warrants	770	975	701	—
Weighted average dilutive effect of common stock options	1,748	1,809	1,578	—

Denominator on diluted calculation	13,919	11,301	11,967	5,695

Diluted net income (loss) per share	$1.14	$0.22	$1.16	$(0.03)

The following table summarizes potential common shares that are not included in the denominator used in net loss per common share for the nine months ended March 31, 2003, because to do so would be anti-dilutive for the periods presented:

Nine months ended March 31, 2003
Options to purchase common stock	2,164
Series A convertible preferred stock	760
Series B convertible preferred stock	2,036
Warrants to purchase common stock	975

Total	5,935

Stock-based Compensation

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

	Three months ended March 31,		Nine months ended March 31,
	2004	2003	2004	2003
Net income (loss) attributable to common stockholders:
As reported	$15,918	$2,510	$13,851	$(196)
Employee stock compensation expenses based on APB No. 25	4	13	14	61
Employee stock compensation expenses based on FAS 123	(18)	(22)	(56)	(68)

Pro forma	$15,904	$2,501	$13,809	$(203)

Net income (loss) per common share—Basic:
Basic—As reported	$1.40	$0.44	$1.74	$(0.03)
Employee stock compensation expenses based on APB No. 25	—	—	—	0.01
Employee stock compensation expenses based on FAS 123	—	—	(0.01)	(0.02)

Pro forma	$1.40	$0.44	$1.73	$(0.04)

Net income (loss) per common share—Diluted:
Diluted—As reported	$1.14	$0.22	$1.16	$(0.03)
Employee stock compensation expenses based on APB No. 25	—	—	—	0.01
Employee stock compensation expenses based on FAS 123	—	—	(0.01)	(0.02)

Pro forma	$1.14	$0.22	$1.15	$(0.04)

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model. As the Black-Scholes option valuation model requires the input of subjective assumptions, the resulting pro forma compensation cost may not be representative of that to be expected in future periods. The Company used the minimum value method to determine the fair value of options granted prior to its initial filing in September 2003 of a registration statement under the Securities Act of 1933 relating to an initial public offering of the Company’s common stock.

Recently Issued Accounting Standards

Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, was issued in January 2003, and a revised interpretation of FIN 46 (FIN 46-R) was issued in December 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company’s adoption of FIN 46 and related guidance did not have a material effect on the Company’s financial statements.

In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. The standard requires that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. The statement provides for expanded pension disclosures regarding the components of plan assets by category, such as equity, debt and real estate. A description of investment policies and strategies and target allocation percentages, or target ranges, for these asset categories also are required in financial statements. Cash flows disclosures will include projections of future benefit payments and an estimate of contributions to be made in the next year to fund pension and other postretirement benefit plans. In addition to expanded annual disclosures, companies are required to report the various elements of pension and other postretirement benefit costs on a quarterly basis. The statement is effective for fiscal years ending after December 15, 2003, and for quarters beginning after December 15, 2003, which for the Company will be the quarter ending March 31, 2004. Because the revisions to the standard only relate to new disclosures they had no impact on the Company’s financial position or results of operations.

3.	Long-term Obligations

Long-term Debt

In January 2002, the Company entered into a business line of credit agreement with a bank which was guaranteed by certain members of the Board of Directors. As of June 30, 2003 the balance of the revolving line of credit was zero. In October 2003, the business line of credit was terminated.

4.	Stockholders’ Equity

Common Stock

In September 2003, the Company’s Board of Directors approved an amendment to the certificate of incorporation and increased the authorized common stock to 50,000 shares, which became effective December 22, 2003.

In September 2003, the Company’s Board of Directors adopted an Employee Stock Purchase Plan under which the first offering period will commence in June 2004. Under the plan, employees of the Company who elect to participate may purchase common stock at 85% of the lower of the fair market value of the common stock on the commencement date or the ending date of each offering period. The plan permits an enrolled employee to make contributions by having withheld from his or her salary an amount between 1.0% and 10.0% of compensation to purchase shares of common stock. The Company initially reserved 200 shares of common stock for issuance under the plan. The number of shares of common stock reserved for issuance under the plan will automatically be increased on the first day in January of each calendar year, beginning in calendar year 2004, by an amount equal to the lesser of (i) 3% of the total number of shares of the Company’s common stock outstanding on the last trading day in December of the preceding year or (ii) the lesser of 40 shares of the Company’s common stock or such amount as determined by the Company’s Board of Directors. On March 31, 2004, the 2003 plan’s reserve was 240 shares.

In September 2003, the Company’s Board of Directors approved the 2003 Stock Incentive Plan for issuance of stock options and stock purchase rights to employees, directors, and consultants, which became effective in December, 2003. Upon effectiveness of the 2003 plan, the options under the predecessor 1998 and 1999 plans were transferred to the 2003 plan, and no further options will be granted under the predecessor plans. In addition, the Company has reserved an aggregate of 3,902 shares of common stock for issuance under the 2003 plan which includes the number of shares to be carried over from the predecessor plans. The number of shares of common stock reserved for issuance under the 2003 plan will automatically be increased on the first day in January each calendar year, beginning in calendar year 2004, by an amount equal to the lesser of (i) 3% of the total number of shares of the Company’s common stock outstanding on the last trading day in December of the preceding year or (ii) the lesser of 625 shares of the Company’s common stock or such amount as determined by the Company’s Board of Directors. On March 31, 2004, the 2003 plan’s reserve was 4,244 shares.

In December 2003, the Company effected a 1-for-3.037716 reverse stock split of its common stock. The accompanying financial statements give retroactive effect to the reverse stock split for all periods presented.

In December 2003, the Company completed an initial public offering whereby 4,334 shares of the Company’s common stock were sold at an offering price of $15 per share. Of the 4,334 shares sold, 2,668 were sold by the Company and an aggregate of 1,667 shares were sold by selling shareholders. The Company received net proceeds of approximately $34.6 million in connection with the offering.

Preferred Stock

In August 2003, the Company declared and paid a cash dividend to the holders of the then issued and outstanding Series A and Series B preferred stock in the aggregate amount of $1,500.

In September 2003, the Company’s Board of Directors approved an amendment to the certificate of incorporation setting the authorized preferred stock to 5,000 shares which became effective December 22, 2003. The preferred stock is “blank check preferred,” which can be created and issued by the Board of Directors without stockholder approval, with rights senior to those of common stock. Prior to December 22, 2003, the Company’s Board of Directors was authorized to issue 7,300 shares of preferred stock and had designated 300 shares of the Company’s preferred stock as “Series A preferred stock” and 7,000 shares as “Series B preferred stock.”

On December 22, 2003 the Series A preferred stock outstanding of 222 shares was converted into 760 shares of common stock. In addition, on December 22, 2003 the Series B preferred stock outstanding of 5,816 shares was converted into 2,105 shares of common stock.

5.	Deferred Compensation Plan

In November 2003, the compensation committee of the Board of Directors approved a Deferred Compensation Plan which became effective in January 2004. The deferred compensation plan is an unfunded non-qualified plan for the benefit of non-employee directors and highly compensated employees of the Company. The plan permits participants to defer receipt of certain compensation, as well as certain income for stock option exercises. In addition, the Company may elect to make a matching contribution to any or all of the participants in an amount of fifty percent (50%) of the participants deferred annual base salary or annual bonus, but in no event shall the matching contributions exceed ten percent (10%) of the participant’s annual base salary or ten percent (10%) of the participant’s annual bonus. As of March 31, 2004, the Company had deferred compensation of $67 related to the deferred compensation plan.

6.	Supplemental Executive Retirement Plan

In November 2003, the compensation committee of the Board of Directors approved a Supplemental Executive Retirement Plan (the “SERP”) which became effective in January 2004. The SERP is an unfunded non-qualified plan for the benefit of certain designated management and highly compensated employees of the Company. Participants under the SERP will be due a benefit upon early or normal retirement, disability, death or other termination of employment based on the number of years of service to the Company and the participant’s final average compensation and reduced by amounts paid under the Deferred Compensation Plan. Amounts due under the SERP will be paid in equal installments over 15 years commencing at normal retirement (age 65). If an ordinary benefit commences prior to normal retirement, the participant will receive the actuarial equivalent of his or her vested benefit at normal retirement, generally to be paid over 15 years. The following is a summary of our net periodic benefit cost included the following components for the three and nine months ended March 31:

	Three months ended March 31,		Nine months ended March 31,
	2004	2003	2004	2003
Service cost	$52	$—	$52	$—
Interest cost	10	—	10	—
Amortization of prior service cost	6	—	6	—

Net periodic benefit cost	$68	$—	$68	$—

The SERP is an unfunded obligation of the Company in which earned plan benefits will be paid out of general operating funds as they come due. To offset the cost of the plan, the Company has purchased life insurance policies on all of the participants within the plan. The Company is the sole beneficiary on these policies. Using this structure and professional actuarial guidance, the Company anticipates that there will be no net cost over the full life of the plan.

7.	Income Tax

During the three months ended March 31, 2004, management reassessed the valuation allowance previously established against net deferred tax assets. Factors considered by management included: the Company’s earnings history, projected earnings based on current operations, and projected future taxable income. Based on this evidence, management concluded that it is more likely than not that the deferred tax assets would be realized. Accordingly, the Company released the remaining valuation allowance of approximately $12.2 million against its deferred tax assets which consist primarily of net operating loss carryforwards.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution: You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the related notes to those statements included elsewhere in this filing. This discussion and analysis may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed at “Risks and Uncertainties” below. This outlook represents our current judgment on the future direction of our business. Such risks and uncertainties could cause actual results to differ materially from any future performance suggested. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this quarterly report. This caution is made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

In December 2003, we completed an initial public offering whereby 4,334,000 shares of our common stock were sold at an offering price of $15 per share. Of the 4,334,000 shares sold, 2,667,667 were sold by us and an aggregate of 1,667,333 shares were sold by selling stockholders. In January 2004, the underwriter’s over-allotment option was exercised whereby 316,100 shares of our common stock were sold at an offering price of $15 per share; all of said shares were sold by selling stockholders. We received net proceeds of approximately $34.6 million in connection with the offering. In addition, 221,715 shares of outstanding Series A preferred stock were converted into 760,383 shares of common stock and 5,816,285 shares of outstanding Series B preferred stock were converted into 2,104,853 shares of common stock.

To date, we have derived our revenues primarily from the sale of flowers, plants and gifts from our www.proflowers.com website. For the three months ended March 31, 2004, we reported net sales of $40.7 million, an increase of 41.3% from $28.8 million for the three months ended March 31, 2003, and net income of $15.9 million as compared to net income of $2.5 million for the same quarter in the prior year. For the nine months ended March 31, 2004, we reported net sales of $76.9 million, an increase of 41.4% from $54.4 million for the nine months ended March 31, 2003, and net income of $15.4 million as compared to a net loss of $(0.2) million for the same period in the prior year.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of net sales for the three- and nine month periods ended March 31, 2004, and 2003:

	Three Months Ended Mar 31,		Nine Months Ended Mar 31,
	2004	2003	2004	2003
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	53.6	55.5	54.9	57.5

Gross profit	46.4	44.5	45.1	42.5

Operating expenses:
Selling and marketing	21.7	21.3	22.1	22.3
General and administrative	10.9	10.9	13.1	14.5
Information technology systems	2.6	3.2	3.8	4.7
Stock-based compensation	1.4	0.2	1.7	0.6

Total operating expenses	36.6	35.6	40.7	42.1

Operating income	9.8	8.9	4.4	0.4
Other income (expense), net	0.4	(0.2)	0.3	(0.8)

Income (loss) before income tax	10.2	8.7	4.7	(0.4)
Income tax benefit	28.9	—	15.3	—

Net income (loss)	39.1%	8.7%	20.0%	(0.4%)

Net Sales

	Three Months Ended March 31,			Nine Months Ended March 31,
	2004	2003	% Increase (Decrease)	2004	2003	% Increase (Decrease)
	(In millions, except percentages)
Net sales	$40.7	$28.8	41.3%	$76.9	$54.4	41.4%

Our net sales are derived primarily from the sale of flowers, plants and gifts from our www.proflowers.com website. We also generate net sales from fees that we receive from retailers for whom we design and operate websites to sell perishable products under their own brands.

The increase in sales for the quarter and nine months ended March 31, 2004, compared to the same periods last year resulted primarily from an increase in the number of orders by new and existing customers, as shown below.

	Three Months Ended March 31,			Nine Months Ended March 31,
	2004	2003	% Increase (Decrease)	2004	2003	% Increase (Decrease)
Database of customers at period end	2,700,000	1,900,000	42.1%	2,700,000	1,900,000	42.1%
Orders placed by existing customers	362,000	227,000	59.5%	804,000	561,000	43.3%
Revenue from repeat orders	$19.1 million	$12.8 million	49.2%	$40.7 million	$28.8 million	41.3%
New customers	330,000	242,000	36.4%	583,000	414,000	40.8%
Average order value	$53.27	$53.00	0.5%	$49.24	$48.83	.8%

Growth in the number of new customers for both the three and nine months ended March 31, 2004 is a result of our advertising and marketing campaigns which are designed to attract and maintain customers. We believe continued strength in repeat orders is a result of our strong customer satisfaction and our retention marketing efforts.

In October 2003, we launched and are now operating Uptown Prime at www.uptownprime.com, offering premium meats, and Cherry Moon Farms at www.cherrymoonfarms.com, offering fresh premium fruits. We expect premium meat and fresh premium fruit net sales to grow in significance to our business as we develop and deploy our premium meat and fresh premium fruit websites. We expect that approximately 1.5% of our revenues will be derived from premium meats and fresh premium fruits in fiscal 2004. You must consider our prospects for expanding our premium meat and fresh premium fruit revenues during fiscal 2004 and beyond in light of the risks associated with expanding into new product categories and the other risks outlined in “Risks and Uncertainties” below.

We intend to grow our existing flower and new meat, fruit and other product categories via arrangements with other branded retailers and direct marketers. We offer a variety of arrangements for branded retailers or direct marketers that want to use our market platform to offer perishable products, including a co-branded website, a private label website or a hybrid of the two. The arrangements are currently structured to involve a combination of revenue sharing and fee-based agreements. For revenue sharing agreements, we pay the retailer a portion of the revenues generated from its website. Fee-based retailer arrangements involve a combination of up-front development costs and per-transaction fees paid to us by the retailer. Currently, our branded retailer arrangements regardless of the payment structure represent an immaterial percentage of our net sales for the three and nine months ended March 31, 2004. You must consider our prospects for expanding through relationships with other branded retailers and direct marketers in light of the risks outlined in “Risks and Uncertainties” below.

Gross Profit

	Three Months Ended March 31,			Nine Months Ended March 31,
	2004	2003	% Increase (Decrease)	2004	2003	% Increase (Decrease)
	(In millions, except percentages)
Gross profit	$18.9	$12.8	47.7%	$34.7	$23.2	49.6%
Gross profit percentage	46.4%	44.5%	4.3%	45.1%	42.5%	6.1%

Our gross profit consists of net sales less cost of sales. Our cost of sales consists primarily of flower and other product costs and shipping charges. Other costs included in cost of sales are grower and delivery supply costs, distribution facility labor costs and the cost of replacement products.

The increase in the gross margin in absolute dollars for the three months ended March 31, 2004 compared to the same period last year is a result of increased revenues combined with essentially no increase in per unit cost of our products and accessories and a more profitable mix of product lines and products. These benefits were partially offset by an increase in the cost and number of replacement products shipped during the quarter as a result of the Saturday surcharge for delivery on Valentine’s day and late deliveries.

The increase in the gross margin in absolute dollars for the first nine months of the year compared to the same period last year is a result of the strong growth in revenues. In addition, we experienced a more profitable mix of product lines and products, a decline in the cost of our accessories due to renegotiating certain costs, very low growth in the per unit cost of our products and a reduced sales tax expense due to collecting a higher percentage of remitted sales taxes from our customers.

The increase in the gross profit percentage for the three months ended March 31, 2004 compared to the same period last year was a result of focused marketing to more profitable product lines and products—particularly within our business-to-business sales activities, and a reduction in the cost of accessories, combined with maintained costs of product and other costs. The increase in the gross profit percentage year-to-date compared to the same period last year was also a result of focused marketing to more profitable product lines and products—particularly within our business-to-business sales activities and costs savings in product and accessory costs along with a reduction in sales tax expense due to improved collections.

We expect that our gross profit will fluctuate in the future as we expand into new product categories based upon our product mix, average order value, product costs, shipping costs, product return and refund rates and handling and packaging costs for the various products.

Selling and Marketing

	Three Months Ended March 31,			Nine Months Ended March 31,
	2004	2003	% Increase (Decrease)	2004	2003	% Increase (Decrease)
	(In millions, except percentages)
Selling and marketing	$8.8	$6.1	44.3%	$17.0	$12.2	39.3%
As a percent of net sales	21.7%	21.4%	1.4%	22.1%	22.4%	(1.3)%

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

The increase in absolute marketing costs for the three months ended March 31, 2004 compared to the same period last year is primarily due to increased variable costs as a result of increased sales volume. Specifically, there was an increase in on-line advertising and radio advertising which both grew at a rate faster than our growth in revenue. In addition, we experienced an increase in catalog production and distribution costs for the quarter. Costs related to our spring catalog are completely incremental since we did not have a spring catalog last year. The increase was also affected by an increase in temporary help associated with customer service during the Valentine’s Day holiday period.

The increase in the marketing for the nine months ended March 31, 2004 compared to the same period in fiscal 2003 is primarily due to an increase in on-line and off-line advertising and promotional costs which grew faster than our revenue as a result of increased marketing activities in order to generate additional revenue. This includes increased activity in direct on-line advertising and radio advertising. In addition, we had an increase in wages and wage related expenses as our marketing staff headcount has increased in order to drive increases in revenue.

The increase in marketing costs for the three months ended March 31, 2004 as a percentage of sales compared to the same period last year is primarily a result of increased costs related to online advertising and the production of our catalog. These costs were partially offset by a reduction in our television advertising expenses and a reduction in payroll and related expenses as a percentage of revenue. The decrease in marketing costs for the nine months ended March 31, 2004 as a percentage of net sales compared to the same period last year was caused primarily by a decrease in payroll costs as a percentage of sales, as revenue increased faster than payroll costs and a decrease in our outside public relations costs as the work was brought in-house. These cost savings were partially offset by an increase in the cost of on-line and off-line advertising.

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

General and Administrative

	Three Months Ended March 31,			Nine Months Ended March 31,
	2004	2003	% Increase (Decrease)	2004	2003	% Increase (Decrease)
	(In millions, except percentages)
General and administrative	$4.4	$3.1	41.9%	$10.1	$7.9	27.8%
As a percent of net sales	10.9%	10.9%	—%	13.1%	14.5%	(9.7)%

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

The increase in absolute general and administrative expenses for the quarter ended March 31, 2004 compared to the same quarter last year is primarily due to an increase in bad debts due to chargebacks on credit cards, an increase in salaries and related payroll benefits and an increase in insurance costs as a result of being a public company. After Valentine’s day, we implemented the requirement that credit card users supply the card’s security code in order to place an order on the website. We anticipate that this will help us control our bad debt expense due to chargebacks going forward.

The increase in absolute general and administrative expenses for the nine months ended March 31, 2004 compared to the same period last year is primarily due to an increase in bad debts due to chargebacks on credit cards, an increase in salaries and related payroll benefits and an increase in insurance costs as a result of becoming a public company. The decline as a percentage of net sales was caused primarily by our rapid revenue growth, which outpaced our growth in general and administrative expenses.

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

Information Technology Systems

	Three Months Ended March 31,			Nine Months Ended March 31,
	2004	2003	% Increase (Decrease)	2004	2003	% Increase (Decrease)
	(In millions, except percentages)
Information technology	$1.1	$0.9	22.2%	$2.9	$2.5	16.0%
As a percent of net sales	2.6%	3.2%	(18.8)%	3.8%	4.7%	(19.1)%

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

The increase in information technology costs in absolute dollars for the quarter compared to the same quarter last year is a result of a an increase in payroll and related benefits, an increase in the cost of maintaining our servers, and an increase in temporary contract labor. These increases are necessary to support the infrastructure necessary for continued growth of revenues.

The increase in information technology costs in absolute dollars for the first nine months of the year compared to the same period last year is a result of an increase in payroll and related benefits and an increase in the use of contract labor for software development. The payroll and contract labor increases are necessary to support the infrastructure necessary for continued growth of revenues.

The decline as a percentage of net sales for the three and nine months ended March 31, 2004 as compared to the same periods in the previous year was caused primarily by our rapid revenue growth, which outpaced our growth in information technology system expenses combined with capitalized information technology expenditures.

We expect information technology system expenses to increase in absolute dollars in fiscal 2004 compared to fiscal 2003 and to continue to decrease as a percentage of net sales as a result of net sales growing faster than information technology system expenses.

Stock-based Compensation

	Three Months Ended March 31,			Nine Months Ended March 31,
	2004	2003	% Increase (Decrease)	2004	2003	% Increase (Decrease)
	(In millions, except percentages)
Stock-based compensation	$0.55	$0.06	816.7%	$1.3	$0.31	319.4%
As a percent of net sales	1.3%	0.2%	550.0%	1.7%	0.6%	183.3%

Stock-based compensation increased during the quarter as compared to last year due the amortization of compensation expense related to options granted in connection with the retention of key employees and hiring of new employees as outlined in filings with the SEC. The increase is due to both an increase in the number of options issued and a higher cost per option as a result of the increase in the market price of our common stock. Stock-based compensation for the first nine months of the year also increased as a result of the amortization of expense related to the grant of options prior to the initial public offering, as discussed above. Prior to fiscal 2003, we accounted for stock-based employee compensation arrangements under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Effective July 1, 2002, we adopted the fair value recognition provisions of SFAS No. 123. We selected the prospective method of adoption described in SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This method applies fair value accounting to all new grants and modification or settlement of old grants after the beginning of the year of adoption. All grants prior to our adoption of SFAS No. 123 will continue to be accounted for under the intrinsic value provision of APB No. 25.

Other Income (Expense), Net

	Three Months Ended March 31,			Nine Months Ended March 31,
	2004	2003	% Increase (Decrease)	2004	2003	% Increase (Decrease)
	(In millions, except percentages)
Other income (expense), net	$0.15	$(0.05)	N/A	$0.186	$(0.42)	N/A
As a percent of net sales	0.4%	(0.2)%	N/A	0.2%	(0.8)%	N/A

Other income (expense), net included in the statements of operations primarily consists of interest income and interest expense.

The improvement in other income for the quarter and year-to-date compared to the same periods last year was a result of a reduction in interest expense related to warrants issued in connection with our bank line of credit which was terminated in October 2003. In addition, interest income was higher than last year as a result of an increased cash balance throughout the quarter and as a result of our initial public offering in December 2003 and cash generated from operations.

Income Tax Benefit

	Three Months Ended March 31,			Nine Months Ended March 31,
	2004	2003	% Increase (Decrease)	2004	2003	% Increase (Decrease)
	(In millions, except percentages)
Income tax benefit	$11.8	$—	N/A	$11.8	$—	N/A

The income tax benefit reflects a benefit of $12.2 million from the removal of the valuation allowance, net of income tax expense on operations in the amount of $(0.4) million for the current quarter.

A valuation allowance was originally recorded against our net deferred tax assets, which primarily consist of net operating loss carryforwards. The valuation allowance was originally established because we had not reached certain financial thresholds to be able to determine that it was more likely than not that we would generate future income to offset the net operation loss carryforwards.

During the three months ended March 31, 2004, management reassessed the valuation allowance previously established against net deferred tax assets. Factors considered by management included: the Company’s earnings history, projected earnings based on current operations, and projected future taxable income. Based on this evidence, management concluded that it is more likely than not that the deferred tax assets would be realized. Accordingly, the Company released the remaining valuation allowance of approximately $12.2 million against its deferred tax assets which consist primarily of net operating loss carryforwards.

The reversal of the valuation allowance recognized our deferred tax assets, and resulted in the recognition of a tax benefit in the three months ended March 31, 2004. The favorable impact of the tax benefit has distorted the trends in our net income and will impact the comparability of our net income with other periods.

Net Income (Loss)

	Three Months Ended March 31,			Nine Months Ended March 31,
	2004	2003	% Increase (Decrease)	2004	2003	% Increase (Decrease)
	(In millions, except percentages)
Net income (loss)	$15.9	$2.5	536.0%	$15.4	$(0.2)	N/A
As a percent of net sales	39.1%	8.7%	348.0%	20.0%	(0.4)%	N/A

The change in net income (loss) is a result of the changes in revenues and expenses as previously discussed.

Liquidity and Capital Resources

	March 31, 2004	June 30, 2003	% Increase (Decrease)
	(In millions, except percentages)
Working capital	$38.9	$3.8	923.7%
Cash balance	$51.8	$11.5	350.4%

Since our inception, we have financed our operations through sales of stock, and, more recently, internally generated cash flows from operations. The increases in working capital and cash at March 31, 2004 over June 30, 2003 resulted primarily from the receipt of the net proceeds of $34.6 million from our initial public offering, completed in December 2003.

Net cash provided by operating activities was $9.5 million for the nine months ended March 31, 2004. The generation of cash from operations during the nine months ended March 31, 2004 is primarily a result of an increase in current liabilities in combination with cash flow from revenues, less expense—net of non-cash expenses such as depreciation and stock-based compensation. The increase in accounts payable and other accrued liabilities is primarily due to the increase in costs associated to increased sales activity during the second half of the year. The majority of the accounts payable and accrued liabilities at March 31, 2004 will be paid in the fourth quarter of fiscal 2004.

We use cash in investing activities primarily to purchase computer hardware and software, office equipment and furniture. Cash provided by (used in) investing activities totaled $(2.3) million in the nine months ended March 31, 2004.

Net cash provided by financing activities was $33.1 million for the nine months ended March 31, 2004. Cash provided by financing activities for the nine months ended March 31, 2004 consists primarily of proceeds from our initial public offering net of associated costs in our second fiscal quarter offset by a cash dividend to preferred shareholders in the first fiscal quarter. Upon completion of the initial public offering, the preferred stock outstanding was converted to common stock. We currently intend to retain all available funds to support our operations and to finance the growth and development of our business.

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

Critical Accounting Policies

Certain of our accounting policies require the application of management judgment in making estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes. Those estimates and assumptions are based on historical experience and various other factors deemed to be applicable and reasonable under the circumstances. The use of judgment in determining such estimates and assumptions is by nature, subject to a degree of uncertainty. Accordingly, actual results could differ from the estimates made. Management believes there have been no material changes during the nine month period ended March 31, 2004 to the critical accounting policies reported in the Management’s Discussion and Analysis section of our prospectus dated December 17, 2003, as filed with the Securities and Exchange Commission.

Recently Issued Accounting Standards

Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, was issued in January 2003, and a revised interpretation of FIN 46 (FIN 46-R) was issued in December 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company’s adoption of FIN 46 and related guidance did not have a material effect on the Company’s financial statements.

In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. The standard requires that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. The statement provides for expanded pension disclosures regarding the components of plan assets by category, such as equity, debt and real estate. A description of investment policies and strategies and target allocation percentages, or target ranges, for these asset categories also are required in financial statements. Cash flows disclosures will include projections of future benefit payments and an estimate of contributions to be made in the next year to fund pension and other postretirement benefit plans. In addition to expanded annual disclosures, companies are required to report the various elements of pension and other postretirement benefit costs on a quarterly basis. The statement is effective for fiscal years ending after December 15, 2003, and for quarters beginning after December 15, 2003, which for the Company will be the quarter ending March 31, 2004. Because the revisions to the standard only relate to new disclosures they had no impact on the Company’s financial position or results of operations.

Risks and Uncertainties

The following is a summary description of some of the many risks we face in our business. You should carefully review these risks in evaluating our business. You should also consider the other information described in this report.

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

We achieved annual net income for the first time during our fiscal 2003, and we cannot assure you we will continue to operate profitably.

We achieved annual net income for the first time in our corporate history during fiscal 2003. We may not be able to continue to achieve positive net income in our current or future fiscal years, especially as we introduce new product categories. We expect our operating expenses to increase in the future, as we, among other things:

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

After investment in items including those described above, we expect to maintain profitability for fiscal 2004 and for the foreseeable future, although no assurances can be made that we will be profitable. In order to maintain profitability as we expand into new product categories, we will need to generate revenues exceeding historical levels and/or reduce relative operating expenditures. We do not have experience offering product categories other than flowers. We may not be able to generate the required revenues from flowers and other perishable products or reduce operating expenses sufficiently to sustain or increase operating profitability. If we have a shortfall in revenue without a corresponding reduction to our expenses, our operating results may suffer. It is possible that results of operations may be below the expectations of public market analysts and investors, which could cause the trading price of our common stock to fall.

We have operated our flower category for approximately five years and our premium meat and fresh fruit categories for less than seven months. This limited operating history makes evaluating our business and its prospects difficult.

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

We have a federal tax net operating loss carryforwards at March 31, 2004 of approximately $36 million, which represents a substantial amount of our deferred tax assets. In calculating our tax provision, and assessing the likelihood that we will be able to utilize the deferred tax assets, we have considered and weighed all of the evidence, both positive and negative, and both objective and subjective. We have factored in the inherent risk of forecasting revenue and expenses over an extended period of time. We have also considered the potential risks associated with our business, as outlined in other risk factors in this prospectus, and have taken into account material permanent differences in the treatment of revenue and expenses for purposes of financial reporting and tax accounting, such as the treatment of stock options, limitation on meals and entertainment and stock based compensation.

Based on current information, and sufficient positive evidence, particularly the fact that we have reported taxable income for the past two fiscal years, generated taxable income through the first nine months of this fiscal year, and forecasted future book and tax income, we have reversed the valuation allowance during the three and nine months ended March 31, 2004. Although we anticipate generating future taxable income, we cannot guarantee that we will generate sufficient taxable income to fully utilize our deferred tax assets.

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

We depend on three suppliers for approximately 43% of our flower products, and the loss of any of these suppliers could harm our business.

We depended upon three suppliers for 42.7% of our flower products for the nine months ended March 31, 2004 and 45.4% of our flower products for fiscal year 2003. If any one of these three flower suppliers were to become unable or unwilling to continue to supply flowers to our customers, our business could be harmed. Our arrangements with our flower suppliers for order fulfillment may be discontinued by the suppliers at any time. If a flower supplier discontinues its relationship with us, we will be required to obtain a suitable replacement, which may cause delays in delivery or a decline in product quality, leading to customer dissatisfaction and loss of customers. We expect to encounter similar risks as we develop our premium meat and fruit and other perishable product supplier relationships.

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

Due to the change in our corporate name in September 2003 and expansion of our product categories in October 2003, our Proflowers brand is our only brand that has received broader recognition by customers who associate it with our www.proflowers.com website and the sale of flowers and floral products. To increase awareness of our new corporate name and brands and our other proposed brands and product offerings, we will need to continue to spend significant amounts on advertising and promotions. These expenditures may not result in a sufficient increase in revenues to cover such advertising and promotional expenses. In addition, even if brand recognition increases, the number of new customers or the number of transactions on our branded websites may not increase. Also, even if the number of new customers increases, those customers may not purchase products through our branded websites on a regular basis.

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

We intend to grow a portion of our business and product categories through relationships with other branded retailers and direct marketers that use our platform to sell under their brands. We currently have arrangements with Martha Stewart Living Omnimedia, Albertson’s, Inc., another Fortune 100 retailer, and other retailers. Under our agreement with Martha Stewart Living Omnimedia, we use our platform to operate the floral website of Martha Stewart Living Omnimedia. Our agreement with Martha Stewart Living Omnimedia may be terminated by either party upon 120 days prior notice. Under our agreement with Albertson’s, we provide our market platform and products for Albertson’s online floral business. Our agreement with Albertson’s is for a three-year term, automatically renewable for additional one-year periods, unless prior notice is given. Our agreement with Albertson’s may be terminated by either party for specified reasons, including bankruptcy or cessation of business by the other party. It may also be terminated by the non-breaching party 60 days after notification of an uncured breach of the agreement. While we are not dependent on these agreements and while these agreements represent an immaterial percentage of our net sales in fiscal 2003 and for the nine months ended March 31, 2004, any termination of these agreements, or failure to enter into similar agreements, could adversely affect this aspect of our business model.

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

We guarantee that all of our flowers will last at least seven days and our plants at least 14 days. We offer our customers a 100% satisfaction guarantee on our floral, meat and fruit products during the relevant periods. We expect to offer a similar 100% satisfaction guarantee on our other products. If customers are not satisfied with the products they receive, we either send them a replacement product or issue a refund. If a significant number of customers request replacement products or refunds, our net income could decrease and our reputation as a provider of high-quality products could be harmed.

System interruptions, natural disasters and other unexpected problems could prevent us from fulfilling orders for our customers.

Our computer and telecommunications systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, failure in the Internet backbone service providers or Internet service providers, earthquakes, acts of war or terrorism, acts of God, human error, computer viruses, physical or electronic break-ins and similar events. Any of these events could lead to system interruptions, delays and loss of critical data, and make our websites or toll-free customer service centers inaccessible to our customers or prevent us from efficiently fulfilling orders or providing services to other retailers who rely on our market platform to assist them in operating their online businesses. For instance, in January 2004, a router failure at our Internet service provider caused a two hour website outage. This effect would be magnified if interruptions were to occur during one of our peak selling periods, such as Valentine’s Day or Mother’s Day. In response to the incident in January 2004, we engineered and deployed, in April 2004, a solution that will protect us in the future from the sort of failure we experienced. We do not have fully redundant systems in different geographical areas or a formally tested disaster recovery plan. Our business interruption insurance may be inadequate to compensate for all losses that may occur.

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

We fulfilled 20.8% of our flower orders in the nine months ended March 31, 2004 and 22.8% of our flower orders in fiscal year 2003 through our Miami distribution facility. In the future, we may be unable to fulfill our customers’ orders through the Miami distribution facility in a timely manner, or at all, due to a number of factors, including:

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

In accordance with current industry practice and our interpretation of current law, we do not currently collect sales and use taxes or other such taxes with respect to shipments of goods into states other than California, Florida, Indiana, Mississippi, New Jersey, Ohio, Pennsylvania, Texas and Washington. The operation of our distribution facilities, the operations of any future distribution facilities and other aspects of our evolving business may, however, result in increased sales and use tax obligations. Some states have sought or are now seeking to impose sales or other tax collection obligations on companies that engage in electronic commerce as we do. Federal legislation limits the imposition of U.S. state and local taxes on Internet-related sales. In 1998, Congress passed the Internet Tax Freedom Act, which placed a moratorium on state and local taxes on Internet access, unless such tax was already imposed prior to October 1, 1998, and on discriminatory taxes on electronic commerce. This moratorium expired in November 2003. Congress is currently debating several proposals to retain the moratorium. If no moratorium proposals are adopted, state and local governments may be free to impose new taxes on electronically purchased goods. Congress could also pass alternative proposals allowing state and local governments to impose taxes on electronic commerce. In either event, we could be required to pay past and collect future sales and use taxes in states other than those in which we already collect such taxes.

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

Our general and administrative expense would increase if we experience significant credit card fraud or fraud with respect to our bill-me-later functionality, a third party payment option similar to traditional credit cards. A failure to adequately control fraudulent credit card transactions or bill-me-later transactions would increase our general and administrative expense because we do not carry insurance against this risk. We have developed technology to help detect the fraudulent use of credit card information. Nonetheless, to date, we have suffered losses as a result of orders placed with fraudulent credit card data even though the associated financial institution or bill-me-later service provider approved payment of the orders. Under current credit card practices, we are liable for fraudulent credit card transactions if we do not obtain a cardholder’s signature.

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

The success of our premium meat website and other planned perishable product offerings could be affected by health concerns related to the consumption of beef or fruit or negative publicity concerning food quality, illness and injury generally, such as negative publicity concerning e-coli, “mad cow” or “foot-and-mouth” disease. This negative publicity may adversely affect demand for our premium meat or fruit products which could materially harm our business and results of operations.

An active trading market for our common stock may not develop.

Prior to our initial public offering in December 2003, there was no public market for our common stock. An active trading market may not be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or technologies by using our shares as consideration.

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

As of the date of this report, one of our stockholders and affiliated persons beneficially owns approximately 39.1% of our outstanding capital stock. In addition, our executive officers, directors and other stockholders holding more than 5% of our outstanding capital stock and their affiliates, in the aggregate, beneficially own approximately 58.1% of our outstanding common stock. These persons, acting together, will have the ability to control our management and affairs. These stockholders will have the ability to exert significant influence over the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may harm the market price of our common stock by, among other things:

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

As of April 30, 2004 we had 11,423,656 shares of common stock outstanding, of which 6,769,881 shares are not currently available for sale in the public market. After June 14, 2004, 6,769,881 shares of our common stock will be available for sale, subject to compliance with applicable securities laws. If our common stockholders sell substantial amounts of common stock in the public market, or if the market perceives that these sales may occur, the market price of our common stock may decline.

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

Our existing sources of cash and cash flows may not be sufficient to fund our activities. As a result, we may need to raise additional funds, and such funds may not be available on favorable terms, or at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products and execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. This may materially harm our business, results of operations and financial condition.

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

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At March 31, 2004, we did not have any balances outstanding under our bank line of credit arrangement (which we terminated in October 2003); however, the amount of outstanding debt at any time may fluctuate and we may from time to time be subject to refinancing risk. We do not believe that a change of 100 basis points in interest rates would have a material effect on our results of operations or financial condition. We derive substantially all of our revenues from sales within the U.S. We have business relationships with foreign growers and other vendors. Approximately $118,000 or 49.3% of total payments to these foreign growers and vendors for the nine months ended March 31, 2004 was made in U.S. dollars. Although transactions in foreign currencies represent approximately 50.7% of total payments to foreign vendors, the amount is less than 1% of total payments to all vendors and suppliers. Since transactions in foreign currencies are immaterial to the Company as a whole, we do not consider it necessary to hedge against currency risk.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on their evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) effective at the reasonable assurance level to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

None.

ITEM 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(c) During the quarter ended March 31, 2004, we issued the following securities to certain of holders of the previously issued warrants to purchase shares of our common stock:

On January 29, 2004, we issued 4,116 shares of our common stock upon the cashless exercise of previously issued warrants to purchase shares of our common stock.

On February 20, 2004, we issued 2,592 shares of our common stock upon the cashless exercise of a previously issued warrant to purchase shares of our common stock.

On March 24, 2004, we issued 841 shares of our common stock upon the cashless exercise of a previously issued warrant to purchase shares of our common stock.

On March 26, 2004, we issued 1,296 shares of our common stock upon the cashless exercise of a previously issued warrant to purchase shares of our common stock.

These transactions did not involve a public offering. Appropriate legends were affixed to the stock certificates, as applicable in such transactions. The shares of our common stock identified above were issued under a claim of exemption under Regulation D promulgated by the SEC, or, alternatively, under Section 4(2) of the Securities Act. We believe each transferee had adequate access to information about us to make an informed investment and each transferee is an accredited investor within the meaning of Rule 501 of Regulation D.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	(A) EXHIBITS

Exhibit 3.1 (1)	Amended and Restated Certificate of Incorporation of the Company (Filed as Exhibit 3.4).

Exhibit 3.2 (1)	Bylaws of the Company, as amended (Filed as Exhibit 3.6).

Exhibit 4.1 (1)	Specimen stock certificate for shares of Common Stock of the Company (Filed as Exhibit 4.2).

Exhibit 4.2 (1)	Investors’ Rights Agreement, dated December 29, 1999 by and among us and the parties named therein (Filed as Exhibit 10.3).

Exhibit 4.3(1)	Amended and Restated Stockholders Agreement, dated December 29, 1999, by and among us and parties named therein (Filed as Exhibit 10.4).

Exhibit 4.4(1)	Amendment Number One to the Investors’ Rights Agreement, dated March 31, 2000, by and among us and parties named therein (Filed as Exhibit 10.5).

Exhibit 4.5(1)	Amendment No. 1 to the Investors’ Rights Agreement, dated May 18, 2000 by and among us and parties named therein (Filed as Exhibit 10.6).

Exhibit 4.6(1)	Amendment Number One to the Amended and Restated Stockholders Agreement, dated March 31, 2000, by and among us and parties named therein (Filed as Exhibit 10.7).

Exhibit 4.7(1)	Amendment Number Two to the Amended and Restated Stockholders Agreement, dated August 11, 2000, by and among us and parties named therein (Filed as Exhibit 10.8).

Exhibit 4.8(1)	Amendment Number Three to the Amended and Restated Stockholders Agreement, dated June 25, 2000, by and among us and parties named therein (Filed as Exhibit 10.8).

Exhibit 10.1	Executive Employment Agreement, dated March 15, 2004, between us and Blake Bilstad.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-1 (No. 333-109009) filed on September 22, 2003, as amended thereafter.
*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Provide Commerce, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

ITEM 6.	(B) REPORTS ON FORM 8-K

During the quarter ended March 31, 2004 we furnished a report on Form 8-K filed on February 4, 2004 under Items 7 and 12, Disclosure of Results of Operations and Financial Conditions, announcing our record fiscal second quarter results.

PROVIDE COMMERCE, INC.

March 31, 2004

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Provide Commerce, Inc.

Date:	May 17, 2004	By:	/s/ Rex Bosen

Rex Bosen Vice President, Finance and Accounting