Form 10-K
period 2004-06-30
PROVIDE COMMERCE INC
filed 2004-09-28
CIK 1263756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 0-50510

PROVIDE COMMERCE, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1450019
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5005 Wateridge Vista Drive, San Diego, CA	92121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:    (858) 638-4900

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:    Common Stock, par value $0.001 per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the common equity held by non-affiliates of the registrant as of December 31, 2003 (the last business day of its most recently completed second fiscal quarter) totaled approximately $104,687,472, based on the closing stock price as reported by the Nasdaq National Market.*

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of August 31, 2004 was 11,863,564.

*	Excludes the common stock held by executive officers, directors and stockholders whose ownership exceeded 10% of the common stock outstanding at December 31, 2003. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and relating to its 2004 annual meeting of stockholders are incorporated by reference into Part III of this report. Such proxy statement will be filed with the Commission not later than 120 days after the registrant’s year ended June 30, 2004.

i

PROVIDE COMMERCE, INC.

FORM 10-K—ANNUAL REPORT

FOR THE FISCAL YEAR ENDED JUNE 30, 2004

ii

PART I

Forward-Looking Statements

This report may contain forward-looking statements that involve substantial risks and uncertainties regarding future events or our future performance. When used in this report, the words “anticipate,” “believe,” “estimate,” “may,” “intent,” “continue,” “will,” “plan,” “intend,” “expect” and similar expressions identify forward-looking statements. You can also identify these forward-looking statements by discussions of strategies, plans or intentions. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. Although we believe that our expectations reflected in any forward-looking statements are reasonable, these expectations may not be achieved. The factors listed in the section captioned “Risks and Uncertainties,” as well as any cautionary language included in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of the events described in the “Risks and Uncertainties” section and elsewhere in this report could have a material adverse effect on our business, performance, operating results and financial condition. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this report. Except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise

Corporate Information

Unless the context requires otherwise, in this report the terms “we,” “us” and “our” refer to Provide Commerce, Inc. Throughout this report, our fiscal years ended or ending June 30, 2000, June 30, 2001, June 30, 2002, June 30, 2003, June 30, 2004 and June 30, 2005 may be referred to as fiscal 2000, fiscal 2001, fiscal 2002, fiscal 2003, fiscal 2004 and fiscal 2005, respectively.

We use market data and industry forecasts throughout this report. We have obtained this information from internal surveys, market research, publicly available information, and industry publications. Industry publications generally state that the information they provide has been obtained from sources believed to be reliable, but that the accuracy and completeness of such information is not guaranteed. Similarly, we believe that the surveys and market research we or others have performed are reliable, but we have not independently verified this information. We do not represent that any such information is accurate.

PROVIDE COMMERCESM, PROFLOWERS®, UPTOWN PRIMESM, CHERRY MOON FARMSSM, FLOWERFARM.COM®, FRESHNESS FACTOR®, and THE ART OF FRESHER FLOWERSSM are trademarks or service marks of Provide Commerce, Inc. We have trademark rights in these and other marks in the U.S. and have registrations issued and pending in the U.S. We also have registrations issued or pending for the trademark PROFLOWERS® in Australia, Brazil, Canada, the European Union, Japan, Mexico, New Zealand and Switzerland. This report also refers to brand names, trademarks, service marks and trade names of other companies and organizations, and these brand names, trademarks, service marks and trade names are the property of their respective holders.

Item 1. Business

Overview

We operate an e-commerce marketplace of websites for perishable goods that consistently delivers fresh, high-quality products direct from the supplier to the customer at competitive prices. We combine an online storefront, proprietary supply chain management technology, established supplier relationships and an integrated logistical relationship with FedEx to create a market platform that bypasses traditional supply chains of wholesalers, distributors and retailers. The benefits to our customers include value, freshness, quality, accurate fulfillment, direct customer service and selection, all with a guaranteed delivery date. The benefits to our suppliers include enhanced margins, broader customer reach and better inventory management. We believe our business model is highly scalable with low capital investment requirements and minimal inventory carrying costs.

We believe our business model is well suited for several categories of perishable goods. Since the launch of our business in 1998, we have executed our business model in the U.S. retail floral market through our ProFlowers brand. Through www.proflowers.com, we guarantee our customers shipments of high-quality, fresh-cut flowers sourced from one of our domestic or international growers. Our flowers consistently reach customers on the requested delivery date and are generally seven or more days fresher than flowers delivered via the traditional floral supply chain. We have selected a global network of growers and suppliers, which have adopted our proprietary technology to provide us with high-quality flowers, plants and other gift items. We believe this network, our proprietary technology and our integrated relationship with FedEx provide us with competitive advantages in the online floral market. Our price points start at $24.99, and in most instances are significantly lower than other online floral merchants for comparable items, yet we believe we offer a higher quality and fresher product at higher margins.

We derive our revenues primarily from the sale of flowers and plants on our proflowers.com website and from the sale of gourmet foods from our Uptown Prime and Cherry Moon Farms branded websites. For fiscal 2004, we reported net sales of $128.8 million, an increase of 45.2% from $88.7 million in fiscal 2003, and net income attributable to common stockholders of $18.0 million for fiscal 2004 as compared to $4.3 million for fiscal 2003. Since our inception, we have incurred significant losses. As of June 30, 2004, we had an accumulated deficit of $30.9 million. Our database of customers has grown from approximately 69,000 as of June 30, 1999 to approximately 3.1 million as of June 30, 2004. In fiscal 2004, 53.5% of our total orders placed came from repeat customers, as compared to 53.1% in fiscal 2003.

We believe our platform can be tailored for use by any business desiring to offer high-quality, time-sensitive or perishable products to its customers. We maintain relationships with other retailers and lifestyle brands on a co-branded or private label basis. For example, we have entered into multi-year agreements with two Fortune 100 retailers and a company that creates content and domestic merchandise for homemakers and other consumers, as well as with other retailers, to use our market platform to sell products under their brand names. Under these arrangements, we typically design and host a dedicated website for selling perishable goods, handling all order processing and fulfillment and providing customer service. We are not dependent on these arrangements, and they represent an immaterial percentage of our net sales in fiscal 2004 and fiscal 2003.

We view the Internet as both an efficient direct marketing tool and a superior enabling technology for redefining the relationship between customers and suppliers across multiple categories of time-sensitive or perishable products. In evaluating categories, we consider our market platform’s ability to streamline the traditional supply chain for the benefit of the customer. We also consider the opportunity for suppliers to transition from a commodity producer to a value-added contributor to the supply chain. We have identified other product categories that fit these criteria. In October 2003, we launched and are now operating two additional websites under our gourmet food division: Uptown Prime, offering premium meats and now premium seafood; and Cherry Moon Farms, offering fresh premium fruits.

Industry Overview

Growth of Internet and Online Commerce

The increasing pervasiveness of the Internet is driving growth in online shopping and changing the manner in which companies merchandise and distribute products. An Internet commerce market model report published in March 2004 by International Data Corporation, a global market intelligence and advisory firm for the information technology and telecommunications industries, estimates that there were approximately 163.4 million Internet users in the U.S. in 2002. International Data Corporation expects that number to grow on average 7.8% annually reaching 237.8 million in 2007. International Data Corporation also estimates that the number of Internet users purchasing products online from home will grow on average 11.4% annually from 80.3 million in 2002 to 137.6 million by 2007. A May 2003 industry outlook report released by IBISWorld, formerly International Business Information Systems, a strategic business information and industry research provider, estimates that revenue through electronic shopping and mail-order houses in the U.S. will grow on average 6.3% annually, increasing from $110.3 billion in 2002 to $149.7 billion by 2007.

The growing adoption of the Internet for consumer purchases is driven by heightened awareness and first hand experience regarding the convenience, security and overall usability of Internet shopping. In addition, consumers use the Internet to access products and shopping experiences not previously available through traditional merchandising channels. The combination of increased usage of the Internet by both consumers and retailers has created the opportunity for the formation of new business models that feature streamlined product distribution, alternative merchandising processes, better pricing dynamics and improved customer relationship management.

Perishable Goods Market

The overall market for perishable goods includes flowers and specialty foods such as high-quality and/or exotic fresh meat, seafood and produce, artisan bread, packaged pasta and canned soups. The Bureau of Economic Analysis, an agency of the U.S. Department of Commerce which conducts research and disseminates statistics to the public, and Packaged Facts, a division of MarketResearch.com and a provider of consumer market research, both estimate that in 2002 the floral and specialty foods market was a $24.9 billion market. Traditional merchandising and distribution channels currently dominate these industries with supermarkets and specialty retailers acting as the main consumer access points. Suppliers providing goods through this traditional channel often sell into a series of logistical and distribution intermediaries prior to their product reaching the customer. Many online and direct marketers of perishable goods are primarily brokers which do not exploit the efficiency of the Internet to streamline the traditional channel and redefine the relationship between customers and suppliers.

Floral Industry

According to a release by the Bureau of Economic Analysis, the U.S. retail market for floriculture was approximately $19.0 billion in 2002 and has grown on average 4.7% annually over the last 10 years. The American Floral Endowment estimates that 3.7% of the total floral sales in 2002 were made online. Although the U.S. is the largest floral market by volume, it ranked 16th in per capita floral consumption during 2002 according to the Flower Council of Holland. We believe this ranking is primarily due to the often poor quality and high prices of flowers delivered through the traditional supply chain.

Specialty Foods

Packaged Facts estimated that the market for specialty foods represented approximately $5.9 billion in annual sales in 2002 and will grow at least 6.0% annually over the next five years to $7.9 billion. Examples that highlight further growth in the specialty foods category include:

•	Growth in farmers’ markets. According to the U.S. Department of Agriculture, the number of farmers’ markets, which allow consumers to purchase fresher goods direct from suppliers, grew from 1,732 in 1994 to more than 3,100 in 2002.

•	Growth in natural and gourmet grocers. Two of the largest natural and organic food grocers reported combined revenues totaling $3.8 billion in 2002 and have grown on average 19.1% annually since 1998.

•	Growth in organic foods. Datamonitor, a global strategic market analysis company, estimates the U.S. organic foods market to be $10.9 billion in 2002, having grown on average 21.2% annually since 1995, and expects the market to reach $18.0 billion in 2005.

The Opportunity

Traditional brick and mortar and online retailers typically use a series of intermediaries, such as wholesalers and distributors, to source products. Involving these parties may increase the cost of perishable products and slow the time to market, which can degrade freshness and quality. In addition, distributors and retailers may be limited in their product offering by overhead constraints. As a result, they are more likely to carry a narrow selection of products that have broad appeal and consequently may sell quickly in order to maximize volume and inventory turns. Traditional supply chains for perishable products may not fully use available technology, relationships with suppliers or more efficient distribution methods, and as a result, products typically pass through multiple intermediaries before reaching the customer.

In the floral industry, the traditional supply chain typically requires between seven to 12 days for a flower to travel from the grower to the consumer. Generally, once a flower is cut it takes approximately two days to travel from the grower’s facility to an importer or distributor, and then approximately two days to reach a wholesaler where the flower may remain in storage for an additional two or three days before being sent on to a retailer. Once at the retail location, the flower can be stored for approximately two to five days before being sold to the consumer. As a flower travels throughout this process, temperature and humidity often change, which degrade the flower’s appearance and reduce its vase life. With the typical lifespan of a cut flower being less than two weeks, many floral arrangements begin to deteriorate within days of delivery to the consumer.

The Provide Commerce Marketplace

Our Provide Commerce marketplace is a proven e-commerce platform that consistently delivers fresh, high-quality products direct from the supplier to the customer. We believe that the distribution chain for perishable products, including flowers, premium meat and fresh premium fruit, is particularly well suited for a technologically enhanced and compressed supply chain that more efficiently connects customers with suppliers. By using our market platform, customers receive a higher quality, fresher product at a lower price point, and suppliers receive significant benefits through improved profitability, expanded customer reach and better cost management.

Through our global network of suppliers, we have eliminated multiple intermediaries from the traditional product supply chain, thereby enabling us to purchase products at lower prices and reduce or eliminate many of the typical costs associated with traditional retail businesses including inventory, capital expenditures, labor and administrative expenses. We believe this allows us to achieve higher operating margins than many of our competitors.

We initially launched our marketplace in 1998 to sell and deliver flowers, one of the most difficult perishable products to ship. Flowers are extremely fragile and once cut and arranged have a short lifespan and require great care in handling. Flowers are often an emotional purchase with a consumer demanding superior quality and the freshest possible product because quality and sincerity are often intertwined. We designed our technology infrastructure to be highly scalable and adaptable to different categories of time-sensitive shipments, including perishable products. In October 2003, we began deploying our operating infrastructure and using our database of customers for the marketing of premium meats and now premium seafood through the operation of our branded website Uptown Prime, and fresh premium fruits through the operation of our branded website Cherry Moon Farms.

Our market platform provides a number of benefits to our customers and suppliers in the floral category. It also benefits retailers who use our platform to sell perishable products to customers under their brand names. We believe these benefits will extend to our existing and new customers as well as new suppliers and partners in both our floral category and in our premium meat and fresh premium fruit categories. These benefits include:

Compelling Value for Consumers

•	Value. Our business model eliminates multiple intermediaries, reducing the cost to the consumer for a comparable product.

•	Freshness. Our compressed supply chain allows us to deliver perishable goods quicker than via the traditional supply chain. For instance, our flowers are generally seven or more days fresher than flowers delivered via the traditional supply chain.

•	Quality. Our quality assurance programs constantly monitor and test our suppliers to ensure that our customers receive only superior quality products. In addition, our supply chain model allows us to close the loop on feedback from our customers and recipients by directly addressing any quality issues at the source of the problem.

•	Accurate Fulfillment. Our market platform, which implements real-time inventory management, allows our customers to view the product that they are ordering and to receive a guaranteed delivery time window with very little, if any, product substitution and does not allow our customers to request a product or delivery date that is unavailable. In addition, we employ a proactive, automated communication strategy through which our customers receive confirmatory email updates at the time an order is placed, shipped and delivered.

•	Direct Customer Service. Our customers may address service or quality issues with us directly, instead of through multiple hard-to-identify or unreachable intermediaries, and are offered a seven-day freshness guarantee for our floral offerings.

•	Selection. Our global network of domestic and foreign suppliers allows us to offer a variety of products in our various perishable categories, some of which we believe are difficult to find through traditional channels.

Compelling Benefits for Suppliers

•	Enhance Profitability. We provide suppliers with the opportunity to price their products within a streamlined supply chain and earn higher margins by changing their role from a commodity producer to a value-added partner.

•	Customer Reach. We offer our suppliers a direct distribution channel via our branded websites through which they can offer their products to an aggregated, geographically distributed audience of consumers.

•	Quality Assurance. We work with our suppliers extensively to develop best practices for quality assurance including, in the case of our flower growers, developing specific varieties with breeders that maximize vase life as well as outlining the best inspection, processing and packing procedures.

Compelling Advantages to Retailers Using our Market Platform to Sell Perishable Products

•	Product and Sales Channel Diversification. Through either a co-branded or private label website, we are able to offer our market platform as a service to other retailers and brands seeking to sell and deliver high-quality perishable products in the same manner that we serve our own customers. In doing so, these retailers create an incremental sales and profit channel that serves their customers’ needs with minimal overhead investment.

•	Outsources Expertise. We believe our market platform enables third-party retailers to offer high quality perishable products at a lower price, and faster than could be developed by them internally. This allows these retailers to maintain focused on their core business.

Business Strategy

Provide Commerce’s objective is to become the leading e-commerce marketplace for the delivery of perishable products direct from the supplier to the customer. Our long-term vision is to deploy this market platform across multiple products, brands and retailers. We believe this will result in increased operating leverage by allowing us to use a common customer base, marketing and distribution relationships and infrastructure across the entire marketplace. We plan to attain this goal through the following key strategies:

Expand the Provide Commerce Marketplace

We intend to leverage our proven market platform, marketing relationships and customer base to increase our floral business and develop additional revenue opportunities beyond the floral category for our own websites and websites that we design and operate for other retailers. We plan to target additional product categories based on our assessment of our market platform’s ability to add value by streamlining the supply chain for the benefit of consumers and suppliers. As in the floral category, we believe both the consumer and the supplier will be better served in the premium meat and fresh premium fruit categories if products are sourced directly from the supplier and delivered to the consumer via our compressed supply chain. In October 2003, we launched and are now operating two brands under our gourmet food division: Uptown Prime, offering premium meats and now premium seafood; and Cherry Moon Farms, offering fresh premium fruits. We plan to investigate and target additional categories in the future.

To support the launch of additional categories, we have developed our technology and processes to operate with additional product categories. We have:

•	engineered our system to support peak loads in excess of 50 times our current average daily volumes; and

•	already managed peak shipment days of over 184,000 orders.

Additionally, over the last two years, Gomez, Inc., an Internet benchmarking and improvement strategies firm which provides rankings of websites, gave our website its best rating, 3 Stars, for both availability and response time. Over the 30 days ended June 30, 2004, our website was ranked by Gomez as being faster 100.0% and more available 100.0% of the time as compared to the benchmark average for the 10 largest e-commerce sites on the Internet.

Increase Our Brand Awareness

We believe that building greater awareness of our brands within and beyond our existing customer base is important for our continued growth. We intend to promote our ProFlowers, Uptown Prime and Cherry Moon

Farms brands aggressively through a variety of online and offline marketing and promotional techniques, including Internet, print, radio, email, direct mail, public relations and television. We intend to expand consumer association of our brands with fresh, high-quality perishable products delivered direct from the supplier.

Continue to Acquire and Retain Customers

We believe our ability to acquire and retain customers effectively is critical to our success. To acquire customers, we rely on a variety of online and offline marketing activities, our growing brand awareness and an easy-to-navigate storefront that allows customers to make purchases quickly. In addition, we constantly modify our website format and redesign our offerings based on customer purchasing patterns.

Once a customer has completed an order, we focus on establishing a relationship to encourage repeat purchases. This relationship relies on the customer’s overall satisfaction with the product along with continued contact through email, direct mail or other channels. In fiscal 2004 and fiscal 2003, 53.5% and 53.1%, respectively, of total orders placed on our website came from repeat customers. We intend to continue to leverage our existing ProFlowers customer base of approximately 3.1 million as of June 30, 2004 for the marketing efforts of our gourmet food division’s brands, Uptown Prime and Cherry Moon Farms.

•	Brand and Customer Base Leverage. In general, retailers that use our market platform to sell their perishable products have an established customer base, brand name and marketing resources that, when combined with our market platform, can effectively generate demand and increase marketing effectiveness.

In addition to the products we offer to individual customers, we also work with a number of corporations to serve their business gifting needs, provide employee discount programs, or assist in the design of gift-with-purchase or related marketing programs. We view these as additional opportunities to acquire customers and orders for our business.

Continue to Establish Strong Relationships with High-Quality Suppliers

Building strong relationships with quality suppliers is crucial to the success of our market platform. To maintain our standards, we have established a quality assurance program to review and test our suppliers on an ongoing basis. We continue to work with suppliers to explore new methods to preserve quality and freshness, ensure a diverse product offering, maintain our efficient technology and reduce costs. In addition, we will regularly seek out new suppliers to provide the broadest available selection of quality products for the benefit of our customers.

Expand Distribution Initiatives

We continuously attempt to increase the efficiency of our fulfillment and distribution system, including the exploration of cost-effective alternatives. We maintain a collaborative relationship with FedEx to manage shipments based on our forecasting, and we introduced the use of FedEx Ground in early 2004. Our proprietary technology allows us to manage delivery accuracy by selectively routing shipments within the FedEx shipping system and printing packing labels with key information for sorting and tracking. Our integration with FedEx allows us to constantly monitor package status and via email, automatically update our customers with order placement, shipment and delivery information. If we discover a potential problem in transit due to weather, mechanical problems or human error, we are able to either re-ship products from another source to guarantee right-day delivery or proactively contact customers to discuss the situation and find a solution. Our systems are designed to integrate with additional shipping providers if we feel that we will be better served in a particular market or product category by alternate carriers. Accordingly, we maintain a continuous dialogue with all of the available shipping providers to ensure that our shipping needs are met in the most timely and cost effective manner.

We have international operations based in the Netherlands through which we are able to deliver flowers in over 43 countries, using our overseas global network of growers and distribution partners. Our overseas business is primarily for the benefit of domestic consumers wishing to ship our products abroad. This business is neither a core focus for management nor a material source of revenues at this time.

Grow Our Relationships with Retailers that Use Our Market Platform

We intend to grow our existing and new product categories via arrangements with other branded retailers and direct marketers. We offer a variety of arrangements for retailers that want to use our market platform to offer perishable products, including a co-branded website, a private label website or a hybrid of the two. We currently have a private label partnership with a company that creates content and domestic merchandise for homemakers and other consumers to use our market platform to operate its floral website. We also have hybrid arrangements with two Fortune 100 retailers to provide our market platform and products for their online floral, meat or fruit businesses.

In the floral category, our arrangements are structured to involve a combination of revenue sharing and fee-based agreements. For revenue sharing agreements, we pay the retailer a portion of the revenues generated from its website. Fee-based retailer arrangements involve a combination of up-front development costs and per-transaction fees paid to us by the retailer. In both cases, we host and run the website on behalf of the retailer and provide all order processing, fulfillment and customer service.

Our Marketplace Websites

Our marketplace is a collection of our own branded websites and websites that we operate for other retailers, each offering high-quality perishable products shipped directly from the supplier to the customer. We believe there are a number of elements that differentiate our customers’ shopping experience and aid in both customer conversion and satisfaction, such as:

Real-Time Inventory Management. Only products currently available for shipment are displayed on our branded websites to prevent “out of stock” or back-order scenarios. We actively match supplier inventories with product availability shown on our website to guarantee that our customers receive the exact product they order.

Ease of Ordering. We have designed our branded websites to minimize the time and number of web pages a customer views while searching for an item prior to purchase. Once an item and delivery date are chosen, relevant cross-sell and up-sell products are presented during the checkout process.

Delivery Date Focus. Only available delivery dates for each product selected are displayed as choices. The choice of a delivery date initiates our market platform’s selection of the most appropriate supplier and distribution route.

Reverse Presentation of Customer and Recipient Information. In contrast to many e-commerce websites, our branded websites are built specifically around the way people shop for gifts and perishable deliveries. For instance, following selection of the product we ask the customer for the recipient’s information prior to asking for the customer’s billing information. Along with recipient information, we present our customers with a large personalized card message field consisting of five lines with 40 characters per line.

Transaction Execution. Our order process provides a variety of features to speed transaction processing and to help prevent fraud and customer data input errors. These features include:

•	an efficiently designed, intuitive interface;

•	a real-time postal address validator to help our customers enter correct postal addresses, suggesting alternatives in the event of an error; and

•	an online credit card authorization service to help our customers avoid typographic errors.

Three Confirmation Emails. In general, three emails are automatically generated and sent in connection with the fulfillment of every order. The first confirms the order details for the customer. The second is sent at the time of shipment to verify that the item is in transit to its specified destination. The third email is sent at the time of delivery and verifies the receipt of the package and signature of the recipient, if applicable.

Additional Services. Additional services that are available on our websites include reminder services for important dates, detailed product information, the ability to shop by occasion, flower or gift type, and links to online or phone-based customer service.

Quality Assurance

We have developed strict quality assurance procedures in our flower business which we believe we can apply to other perishable products. In the floral category, we work closely with our global network of growers and distribution facilities to ensure that our specific quality assurance standards are implemented at cultivation, harvesting, packing, inspection and transportation. Before a supplier can join our network, they must undergo thorough testing and evaluation. Once part of our network, we work closely with our suppliers to grow and harvest the highest quality flowers. We engage in systematic inspections throughout the year to ensure compliance with our quality standards. We also research flower varieties and determine the optimal harvest times to ensure that the blooms will fully open and last seven to 10 days.

Once harvested, the flowers are placed in hydration solutions at the greenhouse and then transported to a refrigerated area, usually within 15 minutes. Next, the flowers are sorted and inspected for quality. We monitor both humidity levels and temperature, which is maintained between 34 and 36 degrees for as long as possible to reduce respiration and increase vase life.

The packing methodologies employed in the shipment of our flowers further maintain quality. Prior to sealing the box within a refrigerated packing area, an inspector ensures that each bouquet is properly secured, contains a message card, care and handling instructions, flower food and the appropriate accessory, if applicable. Finished boxes are placed on pallets and relocated to a storage cooler usually within 15 minutes.

In addition to providing each individual grower and distribution facility with a manual outlining our protocols and procedures, each site has quality assurance personnel to implement and manage the same procedures. During the peak shipping periods, our inspectors are dispatched to the various growers and distribution facilities to assist with the inspection of the large volume of flowers.

Our quality initiatives are supported by detailed product tracking which allows our customer service department to trace any issue resulting in customer dissatisfaction back to the grower, SKU and time of shipment for correction of the root cause. When a customer calls with a quality complaint, corrective action is taken and reports are cycled back to the growers and distribution facility to ensure that our quality commitment is constantly monitored.

We are initiating similarly strict quality assurance standards in conjunction with the launch of additional product categories

Marketing and Promotions

Important drivers of our business are the ability to attract visitors to our branded websites, convert them into purchasing customers and establish a relationship in which they become repeat customers. Our marketing efforts focus on a variety of selective advertising techniques including online and offline marketing and promotional channels, such as Internet, print, radio, email, direct mail, public relations and television. We run cross-marketing or promotional campaigns which increase overall traffic and customer conversion rates. We also regularly review the effectiveness of our marketing programs.

Our strategy to convert visitors into purchasing customers includes the combination of easy-to-navigate websites, low price points and constant product updating. Customers can search through a variety of categories, making their purchases simple yet customized to a specific need. We also focus on constantly updating our website, allowing us to position higher selling products more prominently and remove less popular items on a real-time basis.

In the floral category, we focus on establishing and maintaining our relationship through marketing campaigns centered on key holidays and personalized occasions such as anniversaries or birthdays. Accordingly, we will contact a customer through email or direct mail in advance of the occasion. Customers who receive an email advertisement are able to link directly to a variety of products, allowing a quick and easy purchase.

Products

Floral

Through our ProFlowers website, and the websites that we design and operate for other retailers, we currently offer a variety of fresh-cut flowers, plants and gift items. In addition to our core products, we are constantly working with our growers and suppliers to offer new products. We provide flowers for everyday use and for specific occasions such as Mother’s Day, Valentine’s Day, birthdays, Thanksgiving and Christmas. Each year, we design new products for these occasions and eliminate the lowest performing products from the prior year. As of June 30, 2004, we offered over 200 SKUs representing roses, other flowers, wreaths and potted plants. In addition, we also provide our customers with gift add-ons or alternatives to their floral arrangements, including plush toys, wreaths, gift baskets, chocolates and gourmet desserts. These non-floral products represented approximately 6% of net sales in fiscal 2004 and fiscal 2003.

Other Perishables

We launched our Uptown Prime and Cherry Moon Farms websites in October 2003 and are now operating these branded websites under our gourmet food division using our existing technology, systems and expertise. On these branded websites, we offer an assortment of premium products in each category intended for gift-giving or personal consumption. Through our Uptown Prime website, we offer premium meats in various cuts, such as American raised Kobe beef and Premium Angus, as well as premium seafood; and through our Cherry Moon Farms website, we feature an assortment of farm fresh, premium fruits. We believe the growth and profitability opportunities in these new categories and brand extensions in our gourmet food division are similar to the growth and profitability we have experienced in the floral category.

Distribution Facilities

In order to assist our planning and logistics capabilities, depending upon the time of year, we use between five and 10 distribution facilities located strategically across the U.S. based on proximity to population centers and distribution hubs to supplement our 10 to 20 suppliers that also offer drop-shipment distribution capabilities on their own. As of June 30, 2004, our distribution facilities are located in the Northeast, Florida, Indiana, Texas, California and Mississippi. With the exception of our Miami, Florida facility, these facilities are operated by third-parties that deal in the distribution of perishable products for a number of companies and that receive a per-order transaction fee for assisting in processing and packing our products. By distributing products through these distribution facilities, we maximize on-time delivery especially during peak shipment dates, distribute products in a more cost-effective manner and minimize the capacity constraints that may exist at an individual supplier location.

Customer Service

We believe that our ability to establish and maintain long-term relationships with our customers and encourage repeat visits and purchases is due, in part, to the strength of our customer support and service operations. We operate an in-house customer service center at our headquarters with 36 full-time and 2 part-time customer service representatives, as well as a team of seasonal contractors equal to approximately 21 full-time equivalents, as of June 30, 2004. Our customer service representatives are empowered to meet our customers’ needs through phone, principally through the number 888-FRESHEST, or email 24-hours a day, seven days a week. During holidays and peak periods, our customer service center can scale to over 250 representatives through a combination of in-house and outsourced staff.

Our team of customer support and service personnel is responsible for assisting with phone orders, handling general customer inquiries, answering customer questions via phone and email about the ordering process and investigating the status of orders or shipments. Our representatives are also trained to document and code each problem allowing us to work directly with a specific supplier to identify the root cause of the problem and improve the overall quality of our products. Once an order has been completed, we follow-up with a personalized email encouraging customers to contact us with feedback. In the floral category, as part of our seven-day freshness guarantee, if our customers are not entirely satisfied with their order they can receive a replacement bouquet or refund. We contact both customers and recipients in order to measure customer satisfaction.

Our customer service department also works proactively to prevent issues before they occur. Our technology constantly tracks packages and if a shipment is delayed prior to FedEx departure, we will immediately authorize a duplicate shipment to ensure our products reach the intended recipient as expected. If the problem occurs after the FedEx departure time, we will attempt to call or email the customer informing them of the situation and to provide the customer with various options to receive a refund or replacement. We believe that this proactive model of customer service defeats customer dissatisfaction before it occurs.

Our customer service and overall customer satisfaction has been rated as the highest in the online floral industry. In June 2004, Bizrate, a leading online research provider, recognized us for our overall customer satisfaction ranking higher than the average for the custom gifts and flowers category in a number of categories, including overall satisfaction and repurchase intent.

Technology and Systems

We believe our technology capabilities substantially differentiate us from our competitors. We have internally developed and built a reliable, scalable, flexible and secure infrastructure using Microsoft.NET and JAVA (J2EE) technologies. The features and functionality of the six primary systems that make up our infrastructure (commerce, supply chain, customer relationship, transaction processing, data warehouse/reporting and user interface) have been created in direct response to the needs of customers, suppliers, retailers that use our market platform to sell perishable products, and employees.

Specifically, our infrastructure is designed to provide an e-commerce marketplace for the buyers and sellers of time-sensitive perishable products. Our technology accepts and validates customer orders, places and manages orders with suppliers, routes packages to the appropriate destination via FedEx, tracks the order and emails the customer automatically at order, shipping and delivery. We believe that we can easily customize our technology infrastructure to fulfill the branding and business needs of retailers that use our market platform to sell perishable products, and provide all the real-time and historical information needed to manage operational decisions and perform business analyses.

Our infrastructure consists of loosely coupled systems, web services and websites that use XML as the language for process integration across our internal systems and the external systems of retailers that use our market platform to sell perishable products. We believe this modular, highly scalable and customizable system make it possible to efficiently expand for the future needs of additional partners, customers and suppliers. Our transaction processing system has been designed to support over 336,000 orders in a single day which is over 50 times the projected average order day. Our technology today maintains data records for over 3.1 million registered customers with disk capacity to maintain records for over 20 million.

We engineered our systems and infrastructure to meet or exceed industry architecture standards. We built our systems to reduce the downtime in the event of system failures or catastrophic occurrences. Our websites are available 24 hours a day, seven days a week with minimal downtime required for maintenance. The hardware that supports our systems is hosted at the Level 3 Communications facility in San Diego, California. AT&T and SBC Communications provide the data and voice communication services for our infrastructure. All of our systems are double, and in many cases triple, redundant and have emergency power backup including full emergency backup capability at our headquarters in San Diego, California. We currently store our data on Microsoft Enterprise SQL Server 2000 databases running on a cluster of IBM servers and an IBM Storage Area Network. Our infrastructure uses a Compaq/Veritas system for off line tape backup and information storage. Our infrastructure’s web and application server farms consist of numerous load balanced IBM and Compaq servers running Microsoft’s Windows 2000, Microsoft’s Windows 2003 and Red Hat’s Linux operating systems and our web servers use Verisign’s digital certificates to conduct secure communications and transactions. We use Foundry Network’s load balancing systems, CISCO’s routers and switches, Nokia/Checkpoint firewalls and the open source Snort intrusion detection system. We monitor our infrastructure internally using Microsoft’s Operations Manager and Mercury Interactive’s Site Scope systems. Our websites are monitored externally by Gomez Inc. from dozens of sites located around the world.

As of June 30, 2004, we employed a total of 34 full-time personnel in the architecture, software engineering, quality assurance, infrastructure and operations, program management and information technology administration groups. In addition, as of June 30, 2004, we employed four part-time interns in our operations center to provide us night, weekend and holiday coverage.

Supplier Systems and Services

We believe our supplier systems and services are an important part of our technology infrastructure. When a new supplier joins our network, we begin by providing the supplier with a low-cost system consisting of a computer server and two or more high-speed label printers depending on the particular supplier’s order volume. Along with this system, we provide detailed training manuals and on-site training for use of the system. At peak periods, we send a member of our corporate team to manage and assist the supplier in fulfilling the orders at the quality level guaranteed to our customers.

Our supplier system is redundant for power, connectivity and other features. After an order is placed, our technology immediately directs the order to the appropriate supplier. At the supplier’s facility, a packing label will print that includes a packing slip, customer generated gift message and detailed FedEx label. The supplier will then package orders in our branded packaging materials or prepare individual products for shipment. The package is then picked up by FedEx, scanned, and an email notification is sent to notify the customer that the order is in route.

Competition

The retail and online commerce market is rapidly evolving and intensely competitive. In particular, the floral, premium meat and fresh premium fruit categories are well represented through traditional channels as well as online. Our competitors can be divided into several groups, many of which use traditional supply chains to source and deliver their products. Many of the products we offer can be purchased at supermarkets and warehouse stores as well as at specialty markets. Our floral competitors include traditional florists, catalog and online floral providers and floral wire services such as FTD, 1-800-FLOWERS and Teleflora. In the premium meat category, we believe our competitors include specialty butchers, mail order companies and other online premium meat providers, such as Omaha Steaks Company. We believe our competitors in the fresh premium fruit category include local farmers’ markets and specialty catalog companies, such as Harry & David. Additionally, we compete with specialty food companies and general gift companies.

We believe that the principal competitive factors in our chosen markets are high-quality products, freshness, brand recognition, selection, convenience, price, website performance, customer service and accuracy of order shipment.

Many of our current and potential traditional store-based and online competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Many of these current and potential competitors can devote substantially more resources to their website and systems development than we can. In addition, larger, well-established and well-financed entities may acquire, invest in or form joint ventures with online competitors or floral retailers as the use of the Internet and other online services increases.

Intellectual Property/Proprietary Rights

We use a combination of trademark, copyright and trade secret laws, including confidentiality agreements, to protect our proprietary intellectual property. We own trademark registrations for PROFLOWERS® in the U.S. and in Australia, Canada, the European Union, Japan, Mexico, New Zealand and Switzerland, and for FRESHNESS FACTOR®, FLOWERFARM.COM® and a flower logo in the U.S. We have filed patent applications for three inventions and trademark or service mark applications for the marks PROVIDE COMMERCESM, UPTOWN PRIMESM, UPTOWN CATCHSM and CHERRY MOON FARMSSM. Our outstanding patent and trademark applications may not be allowed. Even if these applications are allowed, they may not provide us a competitive advantage. Competitors may challenge successfully the validity and scope of our existing and expected trademarks and, if issued, our patents. In addition to a trademark registration, we also have a copyright registration with respect to our flower logo.

To date, we have relied primarily on proprietary processes and know-how to protect our intellectual property related to our website and fulfillment processes. Our proprietary processes and know-how are the systems we have developed for our customers to enable them to efficiently order our products at a lower cost to them and expense to us. Our patents, if issued, will not cover processes and know-how.

From time to time, we may encounter disputes over rights and obligations concerning intellectual property. We believe that our service offering does not infringe the intellectual property rights of any third-party. However, we cannot assure you that we will prevail in any intellectual property dispute.

Government Regulation

We are subject to state, federal and international regulations covering e-commerce. These regulations currently affect our website and our business, including our user privacy policy, product pricing policies, website content, taxes, intellectual property and other property ownership rights. As use of the Internet continues to evolve, we expect that there will be an increasing number of laws and regulations pertaining to the Internet, and that existing laws will be applied to the Internet, in the U.S. and throughout the world. These new laws or regulations may relate to liability for information received from or transmitted over the Internet and quality of products and services sold over the Internet. These new laws or regulations may also amend existing laws governing taxes, intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity, libel, employment, personal privacy and other issues.

Further, the growth and development of online commerce may prompt calls for more stringent consumer protection laws, both in the U.S. and abroad. Regulations imposed by the Federal Trade Commission, or FTC, may adversely affect the growth of our business or our marketing efforts. The FTC has adopted regulations regarding the collection, maintenance, dissemination and use of personal identifying information obtained from individuals when accessing websites. These regulations include requirements that we establish procedures to disclose and notify users of privacy and security policies, obtain consent from users for collection and use of information and provide users with the ability to access, correct and delete personal information stored by us.

They also contain specific parental consent provisions with respect to collecting information from children. These regulations also include enforcement and redress provisions. In addition, the FTC has conducted investigations into the privacy practices of companies that collect information on the Internet. We may become subject to the FTC’s regulatory and enforcement efforts with respect to current regulations or future regulations, or those of other governmental bodies, which may adversely affect our ability to collect demographic and personal information from users and our ability to email users, which could adversely affect our marketing efforts. We also may be subject to regulation not specifically related to the Internet, including laws affecting direct marketers and advertisers. The adoption of or modification of laws applicable to Internet advertising, marketing or data collection could affect our ability to market our products, decrease the demand for our products, increase our costs or otherwise adversely affect our business.

Our flower offerings, premium meat offerings and fresh premium fruit offerings subject us to various federal, state and local government regulations relating to the sale and handling of crops and food items, including regulations imposed by the United States Food & Drug Administration, or FDA, the United States Department of Labor, Occupational Safety and Health Administration, or OSHA, the United States Department of Agriculture, or USDA, and Animal and Plant Health Inspection Service, or APHIS. We have designed our importation procedures and food handling operations to comply with such regulations. However, FDA, OSHA the USDA, APHIS or another federal, state or local food regulatory authority may require changes to our food sales and handling operations and importation procedures. We may not be able to make the requested governmental changes or obtain any required permits, licenses or approvals in a timely manner, or at all. Failure to make requested changes or to obtain or maintain a required permit, license or approval could cause us to incur substantial compliance costs and delay the availability of, or cancel, certain product offerings. In addition, any inquiry or investigation from a regulatory authority could have a negative impact on our reputation. Any of these events would harm our business and adversely affect our results of operations.

Employees

As of June 30, 2004, we had 140 full-time employees. Of these full-time employees, seven were in fulfillment operations, 34 were in technology and development, 33 were in marketing, 36 were in customer service, 29 were general or administrative employees and one was an international employee. We utilize part-time and temporary employees to respond to fluctuating seasonal demand around peak holiday periods. We had three part-time employees, zero temporary employees and a team of seasonal contractors equal to approximately 22 full-time equivalents, as of June 30, 2004. Our employees are not covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

Available Information

We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Our Internet address is www.providecommerce.com.

Risks and Uncertainties

The following information sets forth factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this report, the information incorporated herein by reference and those we may make from time to time. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In addition, there may be other risks of which we are currently unaware or that we do not currently believe are material that could become important factors that harm our business, financial condition or results of operations.

Risks Related to Our Business

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

We achieved annual net income for the first time during fiscal 2003, and we cannot assure you we will continue to operate profitably.

We achieved annual net income for the first time in our corporate history during fiscal 2003 of $4.3 million and achieved annual net income attributable to common stockholders for fiscal 2004 of $18.0 million. However, we may not be able to continue to achieve positive net income in future fiscal years, especially as we introduce new product categories. We expect our operating expenses to increase in the future, as we, among other things:

•	expand into new product categories and accessories for our existing product lines;

•	continue with our marketing efforts to build our brand names;

•	expand our customer base;

•	establish research and development efforts to advance our proprietary supply chain technology and develop new technology;

•	upgrade our operational and financial systems, procedures and controls;

•	continue to absorb the costs and implement the responsibilities of being a public company; and

•	retain existing personnel and hire additional personnel.

After investment in items including those described above, we expect to maintain profitability for fiscal 2005 and for the foreseeable future, although no assurances can be made that we will be profitable. In order to maintain profitability as we expand into new product categories, we will need to generate revenues exceeding historical levels and/or reduce relative operating expenditures. We do not have significant experience offering product categories other than flowers. We may not be able to generate the required revenues from flowers and other perishable products or reduce operating expenses sufficiently to sustain or increase operating profitability. If we have a shortfall in revenue without a corresponding reduction to our expenses, our operating results may suffer. It is possible that results of operations may be below the expectations of public market analysts and investors, which could cause the trading price of our common stock to fall.

We have operated our flower category for approximately six years and our premium meat and fresh fruit categories for less than one year. This limited operating history makes evaluating our business and its prospects difficult.

We have a limited operating history on which an investor can evaluate our business. We were incorporated in February 1998 and officially launched our website, www.proflowers.com, in August 1998. We have generated substantially all of our revenues during the past five years from the sale of flowers. We began selling premium meat and fresh premium fruit in October 2003. An investor in our common stock must consider the risks, uncertainties and difficulties frequently encountered by companies in new and rapidly evolving online retail markets such as these we have targeted. If we do not successfully manage these risks or successfully execute our business strategy, our business, results of operations and financial condition will be adversely affected.

Utilization of our deferred tax assets is dependent on future taxable income.

We have a federal tax net operating loss carryforwards at June 30, 2004 of approximately $25.1 million, which represents a substantial amount of our deferred tax assets. In calculating our tax provision, and assessing the likelihood that we will be able to utilize the deferred tax assets, we have considered and weighed all of the evidence, both positive and negative, and both objective and subjective. We have factored in the inherent risk of forecasting revenue and expenses over an extended period of time. We have also considered the potential risks associated with our business, as outlined in other risk factors in this report, and have taken into account material permanent differences in the treatment of revenue and expenses for purposes of financial reporting and tax accounting, such as the treatment of stock options, limitation on meals and entertainment and stock based compensation.

Based on information available through our third quarter of fiscal 2004, and sufficient positive evidence, particularly the fact that we reported taxable income for the past three fiscal years and forecasted future book and tax income, we reversed the valuation allowance during fiscal 2004. Although we anticipate generating future taxable income, we cannot guarantee that we will generate sufficient taxable income to fully utilize our deferred tax assets.

If our customers do not find our expanded product categories appealing or if we are unable to successfully leverage our business strategy into our new product categories, our business may suffer.

We are planning to expand our product lines into other categories of perishable goods. For example, in October 2003 we launched and are now operating two additional websites under our gourmet food division: Uptown Prime, offering premium meats and now premium seafood; and Cherry Moon Farms, offering fresh premium fruits. In expanding our categories, we intend to leverage our e-commerce platform, marketing and shipping relationships and customer base to develop these perishable product opportunities for us and other retailers using our platform to offer perishable products. While our market platform has been incorporated into and tested in the online floral retail market, we cannot predict whether it can be successfully applied to other perishable product categories. In addition, expansion of our business strategy into new product categories will require us to incur significant marketing expenses, develop relationships with new suppliers and comply with new regulations. These requirements could strain our management, financial and operational resources. Additional challenges that may affect our ability to expand into new product categories include our ability to:

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

Our contract with FedEx provides us with negotiated shipment rates for all FedEx services other than FedEx First Overnight and FedEx’s freight services. Our contract with FedEx provides for annual renewal and annual pricing adjustments, based upon FedEx’s guideline rates, and permits either FedEx or us to terminate the agreement upon 60 days prior notice. We re-negotiate various provisions of our agreement with FedEx on an annual basis. We may face substantial increases in the cost of delivery services from FedEx or any alternative delivery service as a result of increases in the prices of gasoline and fuel, heightened security measures or other factors. If in the future we fail to negotiate rates or other terms as favorable to us as the existing terms of our agreement, such failure will adversely affect our business and results of operations. In addition, if for any reason FedEx is unable or unwilling to deliver products to our customers in a timely manner or on acceptable terms, we may not be able to secure alternative shipping partners on acceptable terms in a timely manner, or at all.

We depend on three suppliers for approximately 44% of our flower products, and the loss of any of these suppliers could harm our business.

We depended upon three suppliers for 44.2% and 45.4% of our flower products for fiscal 2004 and 2003, respectively. If any one of these three flower suppliers were to become unable or unwilling to continue to supply flowers to our customers, our business could be harmed. We do not have long-term contracts with any of our flower suppliers for order fulfillment, and these suppliers can terminate their relationships with us at any time. If a flower supplier discontinues its relationship with us, we will be required to obtain a suitable replacement, which may cause delays in delivery or a decline in product quality, leading to customer dissatisfaction and loss of customers. We expect to encounter similar risks as we develop our premium meat and fruit and other perishable product supplier relationships.

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

We have historically experienced seasonality in our ProFlowers business due to the nature of our products, and we expect this seasonality to continue. Our revenues and earnings are generally lowest in the third calendar quarter, our first fiscal quarter. Sales of our products are highly concentrated in the first calendar quarter, due to Valentine’s Day, the second calendar quarter, due to Mother’s Day and Easter, and the fourth calendar quarter, due to the Thanksgiving and end-of-year holidays. In anticipation of increased sales activity during these periods, we utilize a significant number of temporary employees to supplement our permanent staff. We also increase our inventory levels at our distribution facilities. If revenues during these periods do not meet our expectations, we may not generate sufficient revenues to offset these increased costs and our operating results may suffer.

In addition, our business may also be adversely affected by the particular day of the week on which certain major holidays fall. For example, because Valentine’s Day will fall on a Monday in 2005, we may experience less demand for our product related to our logistical challenges in delivering shipments on the actual date or the dates immediately prior to such holiday.

The relatively recent launch of our new branded websites targeting premium meat and fresh fruit makes it difficult for us to assess the impact of seasonal factors on our business in the future. We expect that our new product categories will also be subject to seasonal fluctuations, reflecting a combination of seasonality trends for the products and services offered by our new branded websites and seasonality patterns affecting Internet use generally. For example, demand for our current and new product offerings is likely to increase during holiday periods, such as Father’s Day and Christmas, while Internet use in general may decline during the summer months. Our results may also be affected by seasonal fluctuations in the products made available to us for sale by participating suppliers. Cyclical variations for new products we plan to offer may either smooth or increase our existing seasonality. Unanticipated fluctuations in seasonality could adversely affect our operating results and cause us to miss our internal and third-party earnings projections, which could cause our stock price to decline.

We face intense competition from both traditional and online retail companies with greater brand recognition and resources, which may adversely affect our business.

The e-commerce market segments in which we currently compete are intensely competitive, and we have many competitors in different industries. Many of the products we offer can be purchased at supermarkets and warehouse stores as well as specialty markets. Our floral competitors include traditional florists, catalog and online floral providers and floral wire services such as FTD, 1-800-FLOWERS and Teleflora. In the premium meat and seafood category, we believe our competitors include specialty butchers, mail order companies, seafood specialty catalogs and other online premium meat providers, such as Omaha Steaks Company. We believe competitors in the fresh fruit category include local farmers’ markets and specialty catalog companies, such as Harry & David. Additionally, we compete with specialty food companies and general gift companies.

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

We believe that our strategic relationships with leading Internet portal companies, other online retailers, radio advertisers and direct marketers are critical to attract customers, facilitate broad market acceptance of our products and brands and enhance our sales and marketing capabilities. For example, 31.5% of our total customer orders placed in fiscal 2004 were generated from customers who linked to our website from websites operated by other retailers or Internet portal companies with whom we have a strategic relationship. A failure to maintain existing and to establish additional strategic online relationships that generate a significant amount of traffic from other websites could limit the growth of our business. Establishing and maintaining relationships with leading Internet portal companies, other online retailers, radio advertisers and direct marketers is competitive and expensive. In particular, many Internet portal companies have significantly increased their rates. We may not successfully enter into additional relationships or renew existing ones beyond their current terms. We may also be required to pay significant fees to maintain and expand existing relationships. Further, many Internet portal companies, other online retailers, radio advertisers and direct marketers that we may approach to establish an advertising presence or with whom we already have an existing relationship may also provide advertising services for our competitors. As a result, these companies may be reluctant to enter into, maintain or expand a relationship with us. Our revenues may suffer if we fail to enter into new relationships or maintain or expand existing relationships, or if these relationships do not result in traffic sufficient to justify their costs.

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

We intend to grow a portion of our business and product categories through relationships with other branded retailers and direct marketers that use our platform to sell under their brands. We currently have arrangements with Martha Stewart Living Omnimedia, Albertson’s, Inc., another Fortune 100 retailer and other retailers. Under our agreement with Martha Stewart Living Omnimedia, we use our platform to operate the floral website of Martha Stewart Living Omnimedia. Our agreement with Martha Stewart Living Omnimedia may be terminated by either party upon 120 days prior notice. Under our agreement with Albertson’s, we provide our market platform and products for Albertson’s online floral business. Our agreement with Albertson’s is for a three- year term, automatically renewable for additional one-year periods, unless prior notice is given. Our agreement with Albertson’s may be terminated by either party for specified reasons, including bankruptcy or cessation of business by the other party. It may also be terminated by the non-breaching party 60 days after notification of an uncured breach of the agreement. While we are not dependent on these agreements and while these agreements represent an immaterial percentage of our net sales in fiscal 2004 and 2003, any termination of these agreements, or failure to enter into similar agreements, could adversely affect this aspect of our business model.

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

In fiscal 2004 and fiscal 2003, 60.0% and 54.0%, respectively, of the flowers we sold were grown by farmers located abroad, primarily in Colombia, Ecuador and Holland, and we expect that this will continue in the future. We also may purchase premium meat, fresh fruit and other perishable products from suppliers in foreign countries. The availability and price of these products could be affected by a number of other factors affecting foreign suppliers, including:

•	import duties and quotas;

•	time-consuming import regulations or controls at airports;

•	changes in trading status;

•	economic uncertainties and currency fluctuations;

•	changes or uncertainties in oil and fuel prices;

•	foreign government regulations with respect to diseases such as mad cow;

•	political unrest;

•	governmental bans or quarantines; or

•	trade restrictions, including U.S. retaliation against foreign trade practices.

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

Our computer and telecommunications systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, failure in the Internet backbone service providers or Internet service providers, earthquakes, acts of war or terrorism, acts of God, human error, computer viruses, physical or electronic break-ins and similar events. Any of these events could lead to system interruptions, delays and loss of critical data, and make our websites or toll-free customer service centers inaccessible to our customers or prevent us from efficiently fulfilling orders or providing services to other retailers who rely on our market platform to assist them in operating their online businesses. For instance, in January 2004, a router failure at our Internet service provider caused two hours of degraded website response times and availability. This effect would be magnified if interruptions were to occur during one of our peak selling periods, such as Valentine’s

Day or Mother’s Day. We do not have fully redundant systems in different geographical areas or a formally tested disaster recovery plan. Our business interruption insurance may be inadequate to compensate for all losses that may occur.

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

We fulfilled 19.4% of our flower orders in fiscal 2004 and 22.8% of our flower orders in fiscal year 2003 through our Miami distribution facility. In the future, we may be unable to fulfill our customers’ orders through the Miami distribution facility in a timely manner, or at all, due to a number of factors, including:

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

A growing body of laws designed to protect the privacy of personally identifiable information as well as to protect against its misuse may adversely affect the growth of our business and our marketing efforts. These laws include the Federal Trade Commission Act, the Children’s Online Privacy Protection Act and Federal Trade Commission, or FTC, regulations implementing that act, the Fair Credit Reporting Act, the Gramm Leach Bliley Act and related regulations as well as other legal provisions. The FTC has the authority to protect against the misuse of consumer information by targeting companies that collect, disseminate or maintain personal information in an unfair or deceptive manner, as well as companies that fail to notify parents and obtain parental consent before collecting information from children. The FTC has conducted dozens of investigations into the privacy and security practices of companies that collect information on the Internet. The provisions of these laws and related regulations are complicated, and we do not have extensive experience in complying with them. The evolving nature of the FTC’s and other governmental bodies’ enforcement efforts, and the possibility of new laws in this area, may adversely affect our ability to collect and disseminate or share demographic and personal information from users and our ability to email or telephone users, all of which could adversely affect our marketing efforts and business. In addition, even technical violations of these laws can result in significant penalties. Given the volume of transactions we process as a consumer-focused e-commerce company, any violations of applicable privacy laws could expose us to significant liability.

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

Recently enacted and proposed changes in securities laws and regulations are likely to increase our costs.

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, will increase our expenses as we evaluate the implications of new rules and devote resources to respond to the new requirements. The Sarbanes-Oxley Act mandates, among other things, that companies adopt new corporate governance measures and imposes comprehensive reporting and disclosure requirements, sets stricter independence and financial expertise standards for audit committee members and imposes increased civil and criminal penalties for companies, their chief executive officers and chief financial officers and directors for securities law violations. In particular, we expect to incur additional administrative expense as we implement Section 404 of the Sarbanes-Oxley Act, which requires management to report on, and our independent registered public accounting firm to attest to, our internal controls. In addition, The Nasdaq National Market, on which our common stock is listed, has also adopted comprehensive rules and regulations relating to corporate governance. These laws, rules and regulations have increased and will continue to increase the scope, complexity and cost of our corporate governance, reporting and disclosure practices, which could harm our results of operations and divert management’s attention from business operations. We also expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance in the future, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. Further, our directors and executive officers could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficultly attracting and retaining qualified directors and executive officers, which would adversely affect our business.

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

In accordance with current industry practice and our interpretation of current law, we do not currently collect sales and use taxes or other such taxes with respect to shipments of goods into states other than California, Florida, Indiana, Kansas, Mississippi, New Jersey, Ohio, Pennsylvania, Texas and Washington. The operation of our distribution facilities, the operations of any future distribution facilities and other aspects of our evolving business may, however, result in increased sales and use tax obligations. Some states have sought or are now seeking to impose sales or other tax collection obligations on companies that engage in electronic commerce as we do. Federal legislation limits the imposition of U.S. state and local taxes on Internet-related sales. In 1998, Congress passed the Internet Tax Freedom Act, which placed a moratorium on state and local taxes on Internet access, unless such tax was already imposed prior to October 1, 1998, and on discriminatory taxes on electronic commerce. This moratorium expired in November 2003. Congress is currently debating several proposals to retain the moratorium. If no moratorium proposals are adopted, state and local governments may be free to impose new taxes on electronically purchased goods. Congress could also pass alternative proposals allowing state and local governments to impose taxes on electronic commerce. In either event, we could be required to pay past and collect future sales and use taxes in states other than those in which we already collect such taxes.

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

The phone number that spells 1-888-FRESHEST is also important to our brand and business. While we have obtained the right to use the phone numbers 1-888-FRESHEST, 1-800-FRESHEST and 1-800-PROFLOW, as well as common toll-free “FRESHEST” and “PROFLOW” misdials, we may not be able to obtain rights to use the FRESHEST and PROFLOW phone numbers as new toll-free prefixes are issued, or the rights to all similar and potentially confusing numbers. If third parties obtain the phone number which spells “FRESHEST” or “PROFLOW” with a different prefix, these parties may also confuse our customers and impede our customer service efforts, causing lost sales and potential damage to our brands. In addition, under applicable Federal Communication Commission, or FCC, rules, ownership rights to phone numbers cannot be acquired. Accordingly, the FCC may rescind our right to use any of its phone numbers, including 1-888-FRESHEST and 1-800-PROFLOW.

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

Risks Related to the Securities Markets

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

In addition, the stock market in general, and the Nasdaq National Market and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, the market prices of securities of e-commerce companies have been particularly volatile, including our stock price since our initial public offering in December 2003. These broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company. Such litigation, if instituted against us, could result in substantial costs and a diversion of management’s attention and resources.

Because of the significant stock ownership of our largest stockholder, our largest stockholder will be able to exert significant influence over us and our significant corporate decisions.

As of August 31, 2004, our largest stockholder and persons affiliated with our largest stockholder beneficially owned 35.1% of our outstanding common stock. In addition, as of the same date, our executive officers, directors and other stockholders holding more than 5% of our outstanding capital stock and their affiliates will, in the aggregate, beneficially owned approximately 46.4% of our outstanding common stock. These persons, acting together, may have the ability to control our management and affairs. Our majority stockholder and persons affiliated with our majority stockholder will have the ability to exert significant influence over the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may harm the market price of our common stock by, among other things:

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

As of August 31, 2004, we had 11,863,564 shares of common stock outstanding, of which 7,429,645 shares are freely tradeable without restriction or further registration under federal securities laws unless held by our affiliates. An additional 28,312 shares, based upon shares outstanding as of August 31, 2004, are or will be eligible from time to time for sale in the public market upon expiration of their respective one-year holding periods, subject to the volume limitations and other requirements of Rule 144 of the Securities Act.

In addition, the holders of approximately 4,405,607 shares of common stock, based upon shares outstanding as of August 31, 2004, have agreed with SG Cowen & Co., LLC and Deutsche Bank Securities Inc., the underwriters of our secondary offering completed in July to be bound by a 90-day lock-up agreement that generally prohibits these holders from selling or transferring their stock until September 29, 2004, subject to specified exceptions. However, SG Cowen & Co., LLC and Deutsche Bank Securities Inc. may, in their sole discretion and at any time without notice, release all or any portion of the securities subject to lock-up agreements. These lock-up agreements do not restrict transfers in connection with gifts or certain estate planning transfers, so long as in each case, the transferee agrees to be bound by the lock-up restriction for the remaining period. These lock-up agreements also permit certain of our directors and executive officers, including our chairman and our chief executive officer, to sell an aggregate of 50,000 shares of common stock during the 90-day period pursuant to any plan adopted and implemented in compliance with Rule 10b5-1 under the Exchange Act. The lock-up agreement with Arthur B. Laffer, one of our directors, also permits him to sell during the 90-day period up to 4,811 shares of common stock issued upon the exercise of certain warrants held by Dr. Laffer. Upon the expiration of these lock-up agreements or earlier waiver, these shares will become available for sale into the market, subject only to applicable securities rules and regulations. If our common stockholders sell substantial amounts of common stock in the public market, or if the market perceives that these sales may occur, the market price of our common stock may decline.

If our common stockholders sell substantial amounts of common stock in the public market, or if the market perceives that these sales may occur, the market price of our common stock may decline. Certain of our directors and executive officers, including our chairman and our chief executive officer, have established programmed selling plans under Rule 10b5-1 for the purpose of effecting sales of common stock. In addition, the holders of approximately 6,196,270 shares of common stock, based upon shares outstanding as of August 31, 2004 and assuming exercise of such holders’ outstanding options and warrants, will have rights, subject to some conditions, to require us to file registration statements covering the resale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. These registration rights of our stockholders could impair our ability to raise capital by depressing the price at which we could sell our common stock.

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

Item 2. Properties

Our principal executive, administrative, technology, marketing and customer service facilities total approximately 47,700 square feet and are located at 5005 Wateridge Vista Drive in San Diego, California under a lease that expires in August 2009. Our monthly rent for this facility is $63,918 through December 2004, shall be rent-free for the following five months and then shall increase incrementally from $69,217 to $77,810 for the remainder of the term. We also lease an approximately 36,051 square foot office and warehouse facility located at 1351 Northwest 78th Avenue in Miami, Florida, which we utilize primarily as an import and transition point for products from our international suppliers. We pay monthly rent of $31,985 for the lease on that facility which expires in October 2005, with an option to renew for an additional two years.

Item 3. Legal Proceedings

We are not a party to any material legal proceedings that management believes would adversely affect our business. We may, however, become subject to lawsuits in the ordinary course of business.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since December 17, 2003, our common stock has been listed on the Nasdaq National Market under the symbol “PRVD.” Prior to such time, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low closing sale prices of our common stock as reported by Nasdaq, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	High	Low
Fiscal Year Ended June 30, 2004
Second Quarter (from December 17 through December 31, 2003)	$15.17	$13.00
Third Quarter	$25.17	$14.80
Fourth Quarter	$24.34	$17.95

As of August 31, 2004, there were approximately 80 holders of record of our common stock. This figure does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds to support our operations and to finance the growth and development of our business. Any future determination relating to dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects and other factors as our board of directors may deem relevant. In August 2003, we paid a special cash dividend on our then issued and outstanding preferred stock in the aggregate total amount of $1.5 million.

Securities Authorized for Issuance Under Equity Compensation Plans

For information concerning prior stockholder approval of and other matters relating to our equity incentive plans, see Part III, Item 12 entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this annual report on Form 10-K.

Recent Sales of Unregistered Securities

During fiscal 2004 and for the additional periods as indicated, we issued and sold the following unregistered securities:

•	From July 1, 2003 through January 5, 2004, we granted options under our stock incentive plans to purchase an aggregate of 361,609 shares, net of cancellations, of our common stock, of which 925 options have been exercised at a per share exercise prices ranging from $12.15 to $15.00 per share, to our employees and outside directors. These offers, sales and issuances of options and common stock were deemed to be exempt from registration under the Securities Act in reliance on Rule 701 in that the transactions were under compensatory benefit plans and contracts relating to compensation as provided under such rule. The recipients of such options and common stock were our employees or directors and received the securities under our equity incentive plans. Appropriate legends were affixed to the share certificates issued in such transactions. Each of these recipients had adequate access, through employment or other relationships, to information about us.

•

From September 15, 2003 through August 31, 2004, we issued an aggregate of 265,033 shares of our common stock upon the exercise of previously issued warrants to purchase shares of our common stock. The offers, sales, and issuances of these securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act in that the issuance of securities to the recipients did not involve a public offering. The recipients of these securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transactions. Each of the recipients of these securities were accredited or sophisticated persons and had adequate access, through employment, business or other relationships, to information about us.

•	On December 22, 2003, pursuant to the exemption provided in Section 3(a)(9) of the Securities Act, we issued an aggregate of 2,104,853 shares of common stock to our Series B preferred stockholders upon the conversion of such Series B preferred stock into common stock.

In each case, the sale of these securities was made without general solicitation or advertising. No underwriters were involved in connection with the sale of securities referred to above.

Use of Proceeds from Sales of Registered Securities

The SEC declared our registration statement on Form S-1 (File No. 333-109009) with respect to our initial public offering effective on December 16, 2003. On December 22, 2003, we closed the sale of 2,666,667 shares of our common stock. Selling stockholders sold an additional 1,983,433 shares of our common stock in the offering, including shares sold upon the exercise of the underwriters’ over-allotment option in January 2004. The net offering proceeds to us, after deducting underwriting discounts and commissions and estimated offering expenses, were approximately $34.8 million.

As of June 30, 2004, we have not used any of the net proceeds from the offering. We intend to use the net proceeds from the offering for: (i) sales and marketing activities; (ii) promotion of existing and future product categories; and (iii) general corporate purposes. In addition, we may use a portion of the net proceeds to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. We have no commitments with respect to any acquisition or investment.

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

Item 6. Selected Consolidated Financial Data.

The selected consolidated financial and operating data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

The selected consolidated statement of operations data for fiscal 2004, 2003, and 2002, and the selected balance sheet data as of June 30, 2004 and 2003 are derived from the audited consolidated financial statements which are included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for fiscal 2001 and 2000 and the selected balance sheet data as of June 30, 2002, 2001, and 2000 are derived from the audited financial statements which are not included in this Annual Report on Form 10-K.

	Year Ended June 30,
	2004	2003	2002	2001	2000
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Net sales	$128,813	$88,684	$70,245	$45,730	$26,887
Cost of sales	69,852	49,996	40,328	27,095	17,881

Gross profit	58,961	38,688	29,917	18,635	9,006

Operating expenses:
Selling and marketing	27,391	18,673	15,060	14,676	26,636
General and administrative	15,004	11,187	9,719	7,094	7,598
Information technology systems	4,068	3,565	3,963	4,016	3,603
Amortization of goodwill	—	—	—	6,754	1,944
Stock-based compensation	1,970	411	483	1,741	1,659

Total operating expenses	48,433	33,836	29,225	34,281	41,440

Operating income (loss) from continuing operations	10,528	4,852	692	(15,646)	(32,434)
Minority interest in loss of consolidated subsidiary	—	—	—	298	26
Other income (expense), net	404	(183)	(357)	267	33

Income (loss) from continuing operations before income tax	10,932	4,669	335	(15,081)	(32,375)
Income tax provision (benefit)	(8,604)	337	—	—	—

Income (loss) from continuing operations	19,536	4,332	335	(15,081)	(32,375)
Loss from discontinued operations	—	—	(643)	(797)	—

Net income (loss)	19,536	4,332	(308)	(15,878)	(32,375)
Preferred stock dividend	(1,500)	—	—	—	—

Net income (loss) attributable to common stockholders	$18,036	$4,332	$(308)	$(15,878)	$(32,375)

Income (loss) per share from continuing operations:
Basic	$2.21	$0.76	$0.06	$(2.98)	$(7.07)
Diluted	$1.63	$0.39	$0.03	$(2.98)	$(7.07)
Loss per share from discontinued operations:
Basic	$—	$—	$(0.12)	$(0.16)	$—
Diluted	$—	$—	$(0.12)	$(0.16)	$—
Net income (loss) per common share:
Basic	$2.04	$0.76	$(0.06)	$(3.14)	$(7.07)
Diluted	$1.50	$0.39	$(0.06)	$(3.14)	$(7.07)
Weighted average common shares outstanding:
Basic	8,837,093	5,682,518	5,248,964	5,507,787	4,578,695

Diluted	11,986,025	11,206,693	9,609,344	5,507,787	4,578,695

	June 30,
	2004	2003	2002	2001	2000
	(in thousands, except share and per share data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$18,210	$11,496	$4,923	$8,459	$11,353
Marketable Securities	41,218	—	—	—	—
Working capital (deficit)	50,139	3,789	(830)	426	6,117
Total assets	80,225	17,334	10,260	13,060	22,723
Long-term debt, less current portion	762	48	—	2,514	1,001
Convertible preferred stock	—	6	6	6	6
Common stock	12	6	6	6	6
Total stockholders’ equity	62,325	7,097	2,246	485	14,721

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the related notes to those statements included elsewhere in this report. This discussion may contain forward-looking statements, including those described in the “Forward-Looking Statements” section above, that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of the factors described in the “Risks and Uncertainties” section above and elsewhere in this report. Except as may be required by applicable law, we undertake no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

We plan to assess and target additional categories based on our market platform’s ability to add value by streamlining the supply chain for the benefit of customers and suppliers. We have identified premium meat and fresh fruit as initial categories where we believe we can leverage our customer base, marketing and distribution relationships and infrastructure. In October 2003, we launched and are now operating Uptown Prime at www.uptownprime.com, offering premium meats and now premium seafood, and Cherry Moon Farms at www.cherrymoonfarms.com, offering fresh premium fruits.

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

In December 2003, we completed an initial public offering whereby 4,334,000 shares of our common stock were sold at an offering price of $15 per share. Of the 4,334,000 shares sold, 2,666,667 were sold by us and an aggregate of 1,667,333 shares were sold by selling stockholders. In January 2004, the underwriter’s over-allotment option was exercised whereby 316,100 shares of our common stock were sold at an offering price of

$15 per share; all of said shares were sold by selling stockholders. We received net proceeds of approximately $34.8 million in connection with the offering. In addition, 221,715 shares of outstanding Series A preferred stock were converted into 760,383 shares of common stock and 5,816,285 shares of outstanding Series B preferred stock were converted into 2,104,853 shares of common stock.

In July 2004, we completed a secondary public offering whereby 1,981,019 shares of our common stock were sold at an offering price of $19.63 per share. Of the 1,981,019 shares sold, 100,000 were sold by us and an aggregate of 1,881,019 shares were sold by selling stockholders. We received net proceeds of approximately $1.3 million in connection with the secondary offering.

To date, we have derived our revenues primarily from the sale of flowers, plants and gifts from our www.proflowers.com website. For fiscal 2004, we reported net sales of $128.8 million, an increase of 45.2% from $88.7 million for fiscal 2003, and net income attributable to common stockholders of $18.0 million as compared to $4.3 million for the prior fiscal year. During fiscal 2004, we reassessed the valuation allowance previously established against our net deferred tax assets and released an allowance of approximately $14.0 million, resulting in the recognition of a net tax benefit for fiscal 2004 of $8.6 million. Since inception we have incurred significant losses. As of June 30, 2004, we have an accumulated deficit of $30.9 million.

We use our market platform to manage the delivery of flowers from the supplier to the consumer in a manner that reduces our inventory risk. We do not take title to flowers shipped direct from our growers to our customers until pick-up by FedEx. We take title to flowers from growers outside the U.S. that we briefly maintain as inventory while in-transit to one of our distribution facilities and while being prepared and packaged for shipping. Our longer-term inventory consists of grower shipping supplies, including boxes, and accessories, including flower vases, chocolates and plush toys.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of net sales for the fiscal years ended June 30, 2004, 2003, and 2002:

	Year Ended June 30,
	2004	2003	2002
Consolidated Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales	54.2	56.4	57.4

Gross profit	45.8	43.6	42.6
Operating expenses:
Selling and marketing	21.2	21.0	21.4
General and administrative	11.7	12.6	13.8
Information technology systems	3.2	4.0	5.7
Stock-based compensation	1.5	0.5	0.7

Total operating expenses	37.6	38.1	41.6

Operating income (loss) from continuing operations	8.2	5.5	1.0
Other income (expense), net	0.3	(0.2)	(0.5)

Income (loss) from continuing operations before income tax	8.5	5.3	0.5
Provision (benefit) for income taxes	(6.7)	0.4	—

Income from continuing operations	15.2	4.9	0.5
Loss from discontinued operations	—	—	(0.9)

Net income (loss)	15.2	4.9	(0.4)
Preferred stock dividend	1.2	—	—

Net income (loss) attributable to common stockholders	14.0%	4.9%	(0.4)%

Net Sales

	Year Ended June 30,
	2004	% Increase	2003	% Increase	2002
	(in millions, except percentages)
Net sales	$128.8	45.2%	$88.7	26.2%	$70.2

Our net sales are derived primarily from the sale of flowers, plants and gifts from our www.proflowers.com website and the sale of gourmet foods from our www.uptownprime.com and www.cherrymoonfarms.com websites. We also generate net sales from fees that we receive from retailers for whom we design and operate websites to sell perishable products under their own brands.

The increase in net sales for each fiscal year compared to the prior fiscal year resulted primarily from an increase in the number of orders by new and existing customers as follows:

	Year Ended June 30,
	2004	% Increase	2003	% Increase	2002
Database of customers at year end	3,100,000	47.6%	2,100,000	50.0%	1,400,000
Orders placed by existing customers	1,341,000	42.5%	941,000	30.9%	719,000
Net sales from existing customers	$68.1 million	45.8%	$46.7 million	39.0%	$33.6 million
New customers	956,000	35.2%	707,000	16.1%	609,000
Average order value	$48.91	0.7%	$48.59	4.6%	$46.46

Growth in the number of new customers for the fiscal years ended June 30, 2004 and 2003 is a result of our advertising and marketing campaigns which are designed to attract and maintain customers. We believe continued strength in repeat orders is a result of our strong customer satisfaction and our retention marketing efforts.

In October 2003, we launched and are now operating Uptown Prime at www.uptownprime.com offering premium meats, and Cherry Moon Farms at www.cherrymoonfarms.com, offering fresh premium fruits. We expect premium meat and fresh premium fruit net sales to grow in significance to our business as we develop and deploy our premium meat and fresh sales of premium fruit websites. Approximately 2.0% of our net sales for fiscal 2004 were derived from premium meats and fresh premium fruits. You must consider our prospects for expanding our premium meat and fresh premium fruit net sales during fiscal 2005 and beyond in light of the risks associated with expanding into new product categories and the other risks outlined in Part I. “Business—Risks Related to Our Business” above.

We intend to grow our existing flower and new meat, fruit and other product categories via arrangements with other branded retailers and direct marketers. We offer a variety of arrangements for branded retailers or direct marketers that want to use our market platform to offer perishable products, including a co-branded website, a private label website or a hybrid of the two. The arrangements are currently structured to involve a combination of net sales sharing and fee-based agreements. For net sales sharing agreements, we pay the retailer a portion of the net sales generated from its website. Fee-based retailer arrangements involve a combination of up-front development costs and per-transaction fees paid to us by the retailer. Currently, our branded retailer arrangements regardless of the payment structure represent an immaterial percentage of our net sales for fiscal 2004. You must consider our prospects for expanding through relationships with other branded retailers and direct marketers in light of the risks outlined in Part I. “Business—Risks Related to Our Business” above.

Gross Profit

	Year Ended June 30,
	2004	% Increase	2003	% Increase	2002
	(in millions except percentages)
Gross profit	$59.0	52.5%	$38.7	29.3%	$29.9
Gross profit percentage	45.8%	5.0%	43.6%	2.3%	42.6%

Our gross profit consists of net sales less cost of sales. Our cost of sales consists primarily of flower and other product costs and shipping charges. Other costs included in cost of sales are producer and delivery supply costs, distribution facility labor costs and the cost of replacement products.

The increases in the gross profit in absolute dollars for fiscal 2004 compared to fiscal 2003, and in fiscal 2003 compared to fiscal 2002 is a result of the strong growth in net sales. In addition, in fiscal 2004, we experienced a more profitable mix of product lines and products, a decline in the cost of our accessories due to renegotiating certain costs and a reduced sales tax expense due to collecting a higher percentage of remitted sales taxes from our customers.

The increase in the gross profit percentage for the fiscal 2004 as compared to the fiscal 2003 was also a result of focused marketing to more profitable product lines and products—particularly within our business-to- business sales activities—and costs savings in product and accessory costs along with a reduction in sales tax expense due to improved collections. The increase in gross profit percentage in fiscal 2003 over fiscal 2002 was a result of the increase in the average order value and a decrease in flower cost, which was partially offset by an increase in the average shipping cost.

We expect that our gross profit will fluctuate in the future as we expand into new product categories based upon our product mix, average order value, product costs, shipping costs, product return and refund rates and handling and packaging costs for the various products.

Selling and Marketing

	Year Ended June 30,
	2004	% Increase	2003	% Increase (Decrease)	2002
	(in millions except percentages)
Selling and marketing	$27.4	46.5%	$18.7	24.0%	$15.1
As a percent of net sales	21.2%	1.0%	21.0%	(1.9)%	21.4%

Our selling and marketing expenses consist primarily of advertising costs, wages and related payroll benefits for our category development and marketing and customer service staff, and other marketing research and promotional expenses. Advertising expenses are generally expensed as incurred. For advertising contracts which cover an extended period of time, the costs are expensed over the life of the contract based on the terms of the contract, such as orders placed, radio spots run or Internet advertisements placed. Our advertising efforts target the acquisition of new customers and repeat orders from existing customers.

The increase in the selling and marketing expenses for the fiscal 2004 compared to the prior fiscal year is primarily due to an increase in on-line and off-line advertising and promotional costs which, as a percentage of prior year expense, grew faster than our increase in net sales as a result of increased marketing activities in an effort to generate additional net sales. This includes increased activity and costs in direct on-line advertising and radio advertising. In addition, we experienced an increase in wages and wage related expenses as our marketing staff headcount has increased in order to drive increases in net sales. The increase in fiscal 2003 over fiscal 2002 is primarily due to an increase in online advertising and promotional costs, each resulting from the increased sales activity, and an increase in headcount.

Marketing costs for the fiscal 2004 as a percentage of net sales compared to the fiscal 2003 were essentially unchanged, increasing by 1%. The decrease as percentage of net sales between fiscal 2003 and fiscal 2002 was a result of the decrease in the cost of acquiring new customers, more focused marketing activities and higher customer retention rates.

We expect selling and marketing expenses to continue to increase in absolute dollars in the future as a result of continued expansion of our sales and marketing infrastructure in support of a broader product portfolio. While we currently expect selling and marketing expenses to increase in absolute dollars, we expect them to remain generally comparable as a percentage of net sales for fiscal 2005. However, as we identify opportunities to increase our growth in net sales, we may increase our marketing expense to take advantage of additional potential net sales.

General and Administrative

	Year Ended June 30,
	2004	% Increase (Decrease)	2003	% Increase (Decrease)	2002
	(in millions except percentages)
General and administrative	$15.0	33.9%	$11.2	15.1%	$9.7
As a percent of net sales	11.7%	(7.1)%	12.6%	(8.7)%	13.8%

Our general and administrative expenses consist primarily of wages and related payroll benefits for our employees, (except those associated with fulfillment, customer service, technology and sales and marketing employees), credit card fees, depreciation of fixed assets, bad debt expense, facilities costs (other than facilities costs associated with cost of goods sold), insurance, travel, legal and accounting professional fees, phone, utilities, other facility-related expenses and other general corporate expenses.

The increase in absolute general and administrative expenses for fiscal 2004 compared to fiscal 2003 is primarily due to an increase in bad debts due to chargebacks on credit cards, an increase in salaries and related payroll benefits and an increase in insurance costs as a result of becoming a public company. The increase in fiscal 2003 compared to fiscal 2002 was primarily due to increased salaries and payroll related benefits, increased credit card fees, credit card bad debts and credit card chargebacks due to increased sales volumes. The decline as a percentage of net sales was caused primarily by our rapid growth in net sales in both years, which outpaced our growth in general and administrative expenses.

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

Information Technology Systems

	Year Ended June 30,
	2004	% Increase (Decrease)	2003	% Increase (Decrease)	2002
	(in millions except percentages)
Information technology	$4.1	13.9%	$3.6	(10.0)%	$4.0
As a percent of net sales	3.2%	(20.0)%	4.0%	(29.8)%	5.7%

Our information technology system expenses consist primarily of wages and related payroll benefits for information technology personnel, engineering consulting expenses and outside services, including hosting of our Internet servers. Information technology system expenses are expensed as incurred. Information technology system expenses are net of software capitalization of major site and product development efforts under Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use.

The increase in information technology costs in absolute dollars for fiscal year 2004 compared to fiscal year 2003 is a result of an increase in payroll and related benefits and an increase in the use of contract labor for software development which is partially offset by an increase in capitalized software development costs. The payroll and contract labor increases are required to support the infrastructure necessary for continued growth of net sales. The decrease in absolute dollars in fiscal year 2003 compared to fiscal 2002 was a result of an increase in capitalized information technology expenditures for software development, which was partially offset by an increase in payroll and related benefits.

The decline as a percentage of net sales for fiscal 2004 as compared to the previous year and for fiscal 2003 as compared to fiscal 2002 was caused primarily by our rapid net sales growth, which outpaced our growth in information technology system expenses combined with capitalized information technology expenditures.

We expect information technology system expenses to increase in absolute dollars in fiscal 2005 compared to fiscal 2004 but to remain at a relatively constant percentage of net sales compared to fiscal 2004 as we continue to invest in our infrastructure to support the growth of our business.

Stock-Based Compensation

	Year Ended June 30,
	2004	% Increase	2003	% Increase (Decrease)	2002
	(in millions except percentages)
Stock-based compensation	$2.0	400.0%	$0.4	14.9%	$0.5
As a percent of net sales	1.5%	200.0%	0.5%	(28.6)%	0.7%

Stock-based compensation increased during fiscal year 2004 as compared to fiscal year 2003 due to the amortization of compensation expense related to options granted in connection with the retention of key employees and hiring of new employees. The increase is due to both an increase in the number of options issued and a higher cost per option as a result of the increase in the market value of our common stock. The slight decrease in fiscal year 2003 compared to fiscal 2002 was a result of reduced amortization of older options and a relatively low cost of new options issues amortized in fiscal 2003. Prior to fiscal 2003, we accounted for stock-based employee compensation arrangements under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Effective July 1, 2002, we adopted the fair value recognition provisions of SFAS No. 123. We selected the prospective method of adoption described in SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This method applies fair value accounting to all new grants and modification or settlement of old grants after the beginning of the year of adoption. All grants prior to our adoption of SFAS No. 123 will continue to be accounted for under the intrinsic value provision of APB No. 25.

Other Income (Expense), Net

	Year Ended June 30,
	2004	% Increase	2003	% Increase (Decrease)	2002
	(in millions except percentages)
Other income (expense), net	$0.4	N/A	$(0.2)	N/A	$(0.4)

Other income (expense), net included in the consolidated statements of operations includes interest income and interest expense.

The increase in net other income in fiscal 2004 compared to fiscal 2003 is a result of increased investment income from cash and marketable securities following our initial public offering and additions to cash levels as a result of continuing operations. The decrease in net other expense in fiscal 2003 compared to fiscal 2002 was a result of reduced interest expense.

Income Tax Benefit

	Year Ended June 30,
	2004	% Increase	2003	% Increase (Decrease)	2002
	(in millions except percentages)
Income tax (benefit)	$(8.6)	N/A	$0.3	N/A	$—
As a percent of net sales	(6.7)%	N/A	0.4%	N/A	—%

The income tax benefit in fiscal 2004 reflects a benefit of $14.0 million from the removal of the valuation allowance in the fiscal third quarter.

A valuation allowance was originally recorded against our net deferred tax assets, which primarily consist of net operating loss carryforwards. The valuation allowance was established because we had not reached certain financial thresholds to be able to determine that it was more likely than not that we would generate future income to offset the net operation loss carryforwards.

During fiscal 2004, management reassessed the valuation allowance previously established against net deferred tax assets. Factors considered by management included: our company’s earnings history, projected earnings based on results of operations, and projected future taxable income. Based on this evidence, management concluded that it is more likely than not that the deferred tax assets would be realized. Accordingly, we released the valuation allowance of approximately $14.0 million against our deferred tax assets.

The reversal of the valuation allowance recognized our deferred tax assets, and resulted in the recognition of a net tax benefit in fiscal 2004. The favorable impact of the tax benefit has distorted the trends in our net income and will impact the comparability of our net income with other periods.

Net Income (Loss)

	Year Ended June 30,
	2004	% Increase	2003	% Increase (Decrease)	2002
	(in millions except percentages)
Net income (loss) attributable to common stockholders	$18.0	318.6%	$4.3	N/A	$(0.3)
As a percent of net sales	14.0%	185.7%	4.9%	N/A	(0.4)%

The change in net income is a result of the changes in net sales and expenses as previously discussed. In addition, the net income attributable to common shareholders in fiscal 2004 includes the recognition of a net tax benefit of $8.6 million and the payment of a preferred dividend of $1.5 million.

Liquidity and Capital Resources

	June 30, 2004	% Increase	June 30, 2003	% Increase	June 30, 2002
	(in millions, except percentages)
Working capital	$50.1	1218.4%	$3.8	N/A	$(0.8)
Cash and cash equivalents	$18.2	58.3%	$11.5	133.5%	$4.9

Since our inception, we have financed our operations through sales of stock, and, more recently, internally generated cash flows from operations. The increases in working capital and cash at June 30, 2004 over June 30, 2003 resulted primarily from the receipt of the net proceeds of $34.8 million from our initial public offering, completed in December 2003 and net cash provided by operating activities during the year of $17.7 million. The increases in working capital and cash at June 30, 2003 over June 30, 2002 resulted primarily from cash provided by operating activities during the year of $8.5 million.

Net cash provided by operations during fiscal 2004 compared to fiscal year 2003 is primarily a result of an increase in current liabilities in combination with cash flow from net sales, less expenses—net of non-cash expenses such as depreciation and stock-based compensation. The increase in accounts payable and other accrued liabilities is primarily due to the increase in costs associated with increased sales activity during the second half of the fiscal year. Net cash provided by operating activities in fiscal year 2003 was primarily as result of cash flow from net sales less expenses, net of non-cash expenses.

We use cash in investing activities primarily to purchase short-term investments, computer hardware and software, office equipment and furniture. Cash used in investing activities totaled $(44.4) million in the year ended June 30, 2004 and $(2.0) million in the year ended June 30, 2003.

Net cash provided by financing activities was $33.4 million for fiscal 2004. Cash provided by financing activities for fiscal 2004 consists primarily of proceeds from our initial public offering, net of associated costs in our second fiscal quarter. This was partially offset by a cash dividend to preferred shareholders in the first fiscal quarter. Net cash used in financing activities was $16,000 for fiscal 2003 and $2.8 million in fiscal 2002. Cash flows from financing activities consist primarily of proceeds from long-term debt and repayment of long-term debt. In August 2003, we paid a special cash dividend on our then-issued and outstanding Series A and Series B preferred stock in the aggregate total amount of $1.5 million. We currently intend to retain all available funds to support our operations and to finance the growth and development of our business. In connection with the initial public offering, the preferred stock outstanding was converted to common stock.

In July 2004, we completed a secondary public offering whereby 1,981,019 shares of our common stock were sold at an offering price of $19.63 per share. Of the 1,981,019 shares sold, 100,000 shares were sold by us and an aggregate of 1,881,019 shares were sold by selling stockholders. We received net proceeds of approximately $1.3 million.

In January 2002, we entered into a one year loan and security agreement with Comerica Bank—California. In January 2003, we entered into an amended and restated loan and security agreement with Comerica Bank—California that provided for a maximum revolving line of credit of $1.5 million, with an additional line of $1.5 million available from May 1 through May 20, 2003 and from January 15 through February 20, 2004. We did not use the line of credit in fiscal 2004 and we terminated the line of credit effective October 2003. The average outstanding balance under this line of credit was $700,000 for one consecutive 14-day period in fiscal 2003 and $2.2 million for one consecutive 13-day period in fiscal 2002. Borrowings under this line of credit were $0 at June 30, 2004, June 30, 2003 and June 30, 2002.

At June 30, 2004, we had no material commitments other than purchase commitments in the ordinary course of business and obligations under our non-cancelable lease agreements. Future payments due under long-term contractual obligations as of June 30, 2004 are described below:

	Payments Due by Period
Description of Contractual Obligations	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
Capital lease obligations	$48	$48	$—	$—	$—
Operating lease obligations	5,037	1,221	1,046	906	1,864
Other long-term liabilities reflected on our balance sheet under GAAP	762	—	—	—	762

Total	$5,847	$1,269	$1,046	$906	$2,626

We believe that our available cash and cash flows from operations will be sufficient to satisfy our working capital and capital expenditure requirements for at least the next 12 months. Changes in our operating plans, lower than anticipated revenues, increased expenses or other events, including those described in “Business – Risks and Uncertainties,” may cause us to seek additional debt or equity financing in the future. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants and/or financial ratios that restrict our ability to operate our business.

Quarterly Results of Operations and Seasonality

The following table sets forth the unaudited quarterly results of operations, as well as the same data expressed as a percentage of our total revenues for the periods indicated. The information for each quarter is unaudited and we have prepared it on the same basis as the audited consolidated financial statements appearing elsewhere in this report. This information includes all adjustments management considers necessary for the fair presentation of such data. The results of historical periods are not necessarily indicative of results for any future period.

Due to the nature of the products that we sell, our revenues are highly seasonal around the major gift-giving holidays. A large percentage of our annual floral revenues are generated during the months of February, due to Valentine’s Day, and May, due to Mother’s Day. Other significant floral gift-giving holidays include Easter, Christmas and Thanksgiving.

	Quarter Ended
	June 30, 2004	March 31, 2004	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	March 31, 2003	Dec. 31, 2002	Sept. 30, 2002
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$51,896	$40,689	$23,278	$12,950	$34,239	$28,758	$16,351	$9,336
Cost of sales	27,613	21,794	13,110	7,335	18,704	15,948	9,726	5,618

Gross profit	24,283	18,895	10,168	5,615	15,535	12,810	6,625	3,718

Operating expenses:
Selling and marketing	10,453	8,845	5,308	2,785	6,500	6,142	3,683	2,348
General and administrative	4,865	4,433	3,127	2,579	3,280	3,131	2,405	2,371
Information technology systems	1,168	1,068	1,020	812	1,029	921	597	1,018
Stock-based compensation	666	547	569	188	100	56	120	135

Total operating expenses	17,152	14,893	10,024	6,364	10,909	10,250	6,805	5,872

Operating income (loss)	7,131	4,002	144	(749)	4,626	2,560	(180)	(2,154)
Other income (expense), net	218	148	26	12	239	(50)	(188)	(184)

Income (loss) before income tax	7,349	4,150	170	(737)	4,865	2,510	(368)	(2,338)
Income tax provision (benefit)	3,164	(11,768)	—	—	337	—	—	—

Net income (loss)	4,185	15,918	170	(737)	4,528	2,510	(368)	(2,338)
Preferred stock dividend	—	—	—	(1,500)	—	—	—	—

Net income (loss) attributable to common stockholders	$4,185	$15,918	$170	$(2,237)	$4,528	$2,510	$(368)	$(2,338)

Income (loss) per share:
Basic	$0.37	$1.40	$0.03	$(0.13)	$0.79	$0.44	$(0.06)	$(0.40)
Diluted	$0.31	$1.14	$0.01	$(0.13)	$0.40	$0.22	$(0.06)	$(0.40)
Net income (loss) per common share:
Basic	$0.37	$1.40	$0.03	$(0.39)	$0.79	$0.44	$(0.06)	$(0.40)
Diluted	$0.31	$1.14	$0.01	$(0.39)	$0.40	$0.22	$(0.06)	$(0.40)
Weighted average common shares outstanding:
Basic	11,464,384	11,400,147	6,738,803	5,801,412	5,729,091	5,718,778	5,691,266	5,846,342

Diluted	13,535,605	13,918,972	11,365,470	5,801,412	11,408,123	11,321,585	5,691,266	5,846,342

	Quarter Ended
	June 30, 2004	March 31, 2004	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	March 31, 2003	Dec. 31, 2002	Sept. 30, 2002
Consolidated Statement of Operations Data:
Net sales	100%	100%	100%	100%	100.0%	100.0%	100.0%	100.0%
Cost of sales	53.2	53.6	56.3	56.6	54.6	55.5	59.5	60.2

Gross profit	46.8	46.4	43.7	43.4	45.4	44.5	40.5	39.8

Operating expenses:
Selling and marketing	20.1	21.7	22.8	21.5	19.0	21.3	22.5	25.1
General and administrative	9.4	10.9	13.5	19.9	9.6	10.9	14.8	25.4
Information technology systems	2.3	2.6	4.4	6.3	3.0	3.2	3.7	10.9
Stock-based compensation	1.3	1.4	2.4	1.5	0.3	0.2	0.7	1.4

Total operating expenses	33.1	36.6	43.1	49.2	31.9	35.6	41.7	62.8

Operating income (loss)	13.7	9.8	0.6	(5.8)	13.5	8.9	(1.2)	(23.0)
Other income (expense), net	0.5	0.4	0.1	0.1	0.7	(0.2)	(1.1)	(2.0)

Income (loss) before income tax	14.2	10.2	0.7	(5.7)	14.2	8.7	(2.3)	(25.0)
Income tax provision (benefit)	6.1	(28.9)	—	—	1.0	—	—	—

Net income (loss)	8.1	39.1	0.7	(5.7)	13.2	8.7	(2.3)	(25.0)
Preferred stock dividend	—	—	—	(11.6)	—	—	—	—

Net income (loss) attributable to common stockholders	8.1%	39.1%	0.7%	(17.3)%	13.2%	8.7%	(2.3)%	(25.0)%

Net sales for the quarters presented above were impacted by the seasonality factors noted above and have generally increased each quarter compared to the same quarter of the previous year as a result of continuing growth in our net sales.

During fiscal 2005, we expect to devote sales and marketing resources to support our existing brands. As a result, we expect total operating expenses to increase in absolute dollars in future periods. However, depending on the level of net sales achieved, we expect total operating expenses to decrease as a percentage of net sales. During fiscal 2005, we expect cost of sales to represent a similar percentage of net sales as during fiscal 2004 and fiscal 2003. In one or more future quarters, our operating results may fall below the expectations of securities analysts and investors, which may cause the trading price of our common stock to decline.

Off-Balance Sheet Arrangements

Through June 30, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

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

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, estimates are evaluated, including those related to the timing of marketing expense, lives and depreciation of fixed assets, reserves for bad debts and credit card chargebacks, reserves for inventory and impairment of long-lived assets. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

We apply the following critical accounting policies in the preparation of our consolidated financial statements:

•	Revenue Recognition. Our net sales are derived primarily from the sale of flowers and plants on our www.proflowers.com website and the sale of gourmet foods from our www.uptownprime.com and www.cherrymoonfarms.com websites. We generally recognize net sales from product sales or services rendered when the following four net sales recognition criteria are met: persuasive evidence of an arrangement exists, shipment has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility is reasonably assured. Net sales consist principally of the sales price for the items sold, plus shipping costs, less estimated refunds. Return allowances (which reduce net sales by management’s best estimate of expected product returns) are estimated using historical experience.

We evaluate the criteria outlined in Emerging Issues Task Force Issue No. 99-19, Reporting Revenues Gross as a Principal Versus Net as an Agent, in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as fees under the arrangement. Generally, when we are the primary obligor in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, or have several but not all of these indicators, net sales is recorded gross. If we are not the primary obligor and amounts earned are determined using a fixed percentage, a fixed-payment schedule, or a combination of the two, we generally record the net amounts as fees under the arrangements.

•	Reserve For Refunds and Chargebacks. We reserve for estimated future refunds and credit card chargebacks at the time of shipment based upon historical data. We adjust such reserves as considered necessary. We make judgments as to our ability to collect outstanding receivables and for anticipated credit card chargebacks and provide allowances for anticipated bad debts and chargebacks. Provisions are made based upon a review of all significant outstanding invoices and the overall quality and age of those invoices not specifically reviewed. In determining the provision for invoices not specifically reviewed, we analyze historical collection experience, customer credit-worthiness and current economic trends. In determining the provision for credit card chargebacks, we consider the historical chargeback rate. If the historical data used to calculate these allowances does not reflect our future ability to collect outstanding receivables or if the future credit card chargeback rate increases, an increase in the reserve for refunds and chargebacks accounts may be required.

•	Inventories. Inventories consist primarily of hard inventory items such as boxes and shipping supplies, vases, chocolates and other accessories. Inventory items are carried on the books at cost. Periodic physical counts of inventory items are conducted to help verify the balance of inventory. A reserve is maintained for obsolete inventory.

•	Supplemental Executive Retirement Plan. We adopted the supplemental executive retirement plan during November 2003. The supplemental executive retirement plan is an unfunded defined benefit pension plan for the benefit of certain of our management and highly compensated employees. Benefits are based on formulas that reflect the employees’ years of service and compensation during their employment period. We recognized pension expense of $135,000 during fiscal 2004. The pension expense we recognized is determined using certain assumptions, including the discount rate and the rate of compensation increases. The determination of these assumptions is discussed in more detail below.

•	We used a discount rate of 6.25% to compute the pension expense for fiscal 2004. The discount rate was determined by comparison against 10 year corporate bond rates.

•	We used an estimated rate of future compensation increases of 4.0% to compute pension expense for fiscal 2004.

•	Income Taxes. Significant judgment is required in determining our provision for income taxes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The likelihood of a material change in our expected realization of these assets depends on future taxable income, our ability to deduct tax loss carryforwards against future taxable income and the effectiveness of our tax planning.

•	Impairment of Long-lived Assets. We periodically assess potential impairments of our long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered by us include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business and significant negative industry or economic trends. When we determine that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, we estimate the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, we recognize an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair market value if available, or discounted cash flows, if not.

•

Capitalization of Internally Developed Software Costs. We capitalize the labor and outside consulting costs associated with development of software for internal use during the application and the development stages. These software development costs are accounted for in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Capitalized software costs are amortized on a straight-line basis over the estimated useful lives of the related software applications of up to three years and are included in depreciation and amortization. During the years ended June 30, 2004, 2003 and 2002, we capitalized $879,000, $710,000 and $403,000 in software development costs, respectively.

•	Commitments and Contingencies. We evaluate contingent liabilities including threatened or pending litigation in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. We make these assessments based on the facts and circumstances and in some instances based in part on the advice of outside legal counsel.

•	Stock-based Compensation. Prior to July 1, 2002, we accounted for our employee compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. In accordance with APB 25, stock compensation expense is recorded if, on the date of grant, the current market value of the underlying stock exceeds the exercise price. The expense associated with stock compensation is being amortized over the vesting period of the individual award using an accelerated method of amortization consistent with the method described in FASB Interpretation No. 28.

Effective July 1, 2002, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation. We selected the prospective method, which is one of the three transition methods allowed by SFAS No. 148, Accounting for Stock-based Compensation—Transition and Disclosure, to transition to the fair value method of measuring stock-based compensation expense. Under the prospective method, we expensed only those employee stock options that were granted or modified after July 1, 2002. The majority of awards under our plans vest over a period of four years.

•	Selling and Marketing Expense. Selling and marketing expenses consist primarily of advertising costs, wages and related payroll expenses, affiliate fees and commissions, focus groups and other research and marketing expenses. Advertising costs are generally expensed as incurred except when advance payments are required. For advertising contracts which cover an extended period of time, the costs are expensed over the life of the contract based on the terms of the contract. Accruals for advertising costs are recorded based on management’s best estimate of the expenditures incurred. Advertising expenses include Internet, radio, print and television advertising costs.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At June 30, 2004, we did not have any balances outstanding under our bank line of credit arrangement (which we terminated in October 2003); however, the amount of outstanding debt at any time may fluctuate and we may from time to time be subject to refinancing risk. We do not believe that a change of 100 basis points in interest rates would have a material effect on our results of operations or financial condition. We derive substantially all of our revenues from sales within the U.S. We have business relationships with foreign growers and other vendors. Approximately $186,000 or 47.5% of total payments to these foreign growers and vendors for fiscal 2004 was made in U.S. dollars. Although transactions in foreign currencies represent approximately 47.5% of total payments to foreign vendors, the amount is less than 1% of total payments to all vendors and suppliers. Since transactions in foreign currencies are immaterial to us as a whole, we do not consider it necessary to hedge against currency risk.

We also maintain insurance policies with cash surrender values in order to fund possible pay-outs under our supplemental executive retirement plan and deferred compensation plan. If the cash surrender value does not grow as fast as the liabilities under these policies due to market conditions, we may face increased financial risk over time.

Item 8. Financial Statements and Supplementary Data

See the list of financial statements filed with this report under Item 15 below.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year covered by this report. Based on their evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) effective at the reasonable assurance level to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the 2004 annual meeting of our stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended June 30, 2004, and is incorporated in this report by reference.

Item 11. Executive Compensation

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the 2004 annual meeting of our stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended June 30, 2004, and is incorporated in this report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the 2004 annual meeting of our stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended June 30, 2004, and is incorporated in this report by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the 2004 annual meeting of our stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended June 30, 2004, and is incorporated in this report by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the 2004 annual meeting of our stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended June 30, 2004, and is incorporated in this report by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Documents filed as part of this report:

1. Financial statements: The following financial statements of Provide Commerce, Inc. and Report of Ernst & Young LLP, independent registered public accounting firm, are included in this report:

•	Report of Independent Registered Public Accounting Firm;

•	Consolidated balance sheets as of June 30, 2004 and 2003;

•	Consolidated statements of operations for the fiscal years ended June 30, 2004, 2003 and 2002;

•	Consolidated statements of stockholders’ equity for the fiscal years ended June 30, 2004, 2003 and 2002;

•	Consolidated statements of cash flows for the fiscal years ended June 30, 2004, 2003 and 2002; and

•	Notes to consolidated financial statements.

2. List of financial statement schedules: All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. List of exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Bylaws (filed as Exhibit 3.6).

4.1	Reference is made to exhibits 3.1 and 3.2

4.2(1)	Form of Stock Certificate.

10.1(1)#	1998 Stock Option/Stock Issuance Plan.

10.2(1)#	1999 Stock Option/Stock Incentive Plan.

10.3(1)#	2003 Stock Incentive Plan.

10.4(1)#	2003 Employee Stock Purchase Plan.

10.5(1)#	Deferred Compensation Plan.

10.6(1)#	Supplemental Executive Retirement Plan.

10.7(4)#	Amendment No. 1 to Supplemental Executive Retirement Plan.

10.8(1)	Form of Indemnification Agreement between us and each of our directors and officers.

10.9(1)	Investors’ Rights Agreement, dated December 29, 1999, by and among us and the parties named therein.

10.10(1)	Amendment Number One to the Investors’ Rights Agreement, dated March 31, 2000, by and among us and the other parties named therein.

10.11(1)	Amendment No. 1 to the Investors’ Rights Agreement, dated May 18, 2000, by and among us and the parties named therein.

10.12(1)	Amended and Restated Stockholders Agreement, dated December 29, 1999, by and among us and parties named therein.

10.13(1)	Amendment Number One to the Amended and Restated Stockholders Agreement, dated March 31, 2000, by and among us and the other parties named therein.

10.14(1)	Amendment Number Two to the Amended and Restated Stockholders Agreement, dated August 11, 2000, by and among us and the other parties named therein.

10.15(1)	Amendment Number Three to the Amended and Restated Stockholders Agreement, dated June 25, 2001, by and among us and the other parties named therein.

10.16(1)	Amended and Restated Loan and Security Agreement, dated January 6, 2003, between us and Comerica Bank—California.†

10.17(1)	Warrant to Purchase Common Stock, dated November 29, 1999, issued by us to Vantage Partners, LLC.

10.18(1)	Form of Warrant to Purchase Common Stock, dated October 16, 1999, issued by us to certain warrant holders listed on Schedule A.

10.19(1)	Warrant to Purchase Common Stock, dated May 3, 2000, issued by us to Donaldson, Lufkin & Jenrette Securities Corporation.

Exhibit Number	Description

10.20(1)	Warrant to Purchase Common Stock, dated January 31, 2003, issued by us to Comerica Bank—California.

10.21(1)	Form of Warrant to Purchase Common Stock, dated January 31, 2002, issued by us to certain warrant holders listed on Schedule A.

10.22(1)	Stock Issuance Agreement, dated January 31, 2002, between us and Arthur B. Laffer.

10.23(1)#	Employment Agreement, dated May 10, 1999, between us and Jonathan Sills.

10.24(1)#	Amendment to Employment Agreement dated May 10, 1999, between us and Jonathan Sills effective July 28, 2003.

10.25(1)#	Employment Agreement, dated December 17, 1999, between us and Abraham Wynperle.

10.26(1)#	Amendment to Employment Agreement, dated December 17, 1999, between us and Abraham Wynperle, dated August 5, 2002.

10.27(1)#	Amendment to Employment Agreement, dated December 17, 1999, between us and Abraham Wynperle, effective July 28, 2003.

10.28(1)#	Executive Employment Agreement, dated July 23, 2001, between us and Kevin Hall.

10.29(1)#	Letter Agreement, dated January 24, 2002, between us and Joel Citron.

10.30(1)#	Amended and Restated Employment Agreement, dated February 24, 2003, between us and William Strauss.

10.31#	First Amendment to Employment Agreement, dated September 24, 2004, between us and William Strauss.

10.32(1)#	Executive Employment Agreement, dated September 23, 2003, between us and Kenneth Constable

10.33(3)#	Executive Employment Agreement, dated March 15, 2004, between us and Blake Bilstad.

10.34(2)	Single-Tenant Lease, dated August 14, 1998, between ADI Research Partners, L.P. and Dataworks Corporation.

10.35(1)	Sublease Agreement, dated December 10, 1999, between us and Epicor Software Corporation.

10.36(4)	First Amendment to Sublease, effective June 25, 2004, between us and Epicor Software Corporation.

10.37(1)	Industrial Lease, dated December 28, 1999, between us and Maya Plantation, Inc.†

10.38(1)	Addendum to Industrial Lease dated December 28, 1999, between us and Maya Plantation, Inc., dated July 7, 2000.

10.39(1)	FedEx Express Corporate Pricing Program Agreement, dated December 31, 2002, between us and Federal Express Corporation.†

10.40(1)	Memorandum of Understanding Martha Stewart/Proflowers Floral Partnership, dated January 15, 2003, between us and Martha Stewart Living Omnimedia, Inc.†

14.1 (5)	Code of Business Conduct and Ethics.

23.1	Consent of Independent Registered Public Accounting Firm.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-109009) filed on September 22, 2003, as amended.
(2)	Incorporated by reference to Exhibit 10.63 to the Transition Report on Form 10-K for the six months ended December 31, 1998 of Epicor Software Corporation (No. 0-20740).
(3)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended March 31, 2004.
(4)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-116213) filed on June 6, 2004, as amended.
(5)	Incorporated by referenced to the Quarterly Report on Form 10-Q for the period ended December 31, 2004.
#	Indicates management contract or compensatory plan.
†	Certain confidential portions of this exhibit were omitted by means of redacting a portion of the text (the “Mark”). This Exhibit has been filed separately with the Secretary of the Commission without the Mark pursuant to the Registrant’s Application Requesting Confidential Treatment under Rule 406 under the Securities Act.
*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any filing of Provide Commerce, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDE COMMERCE, INC.

Dated: September 28, 2004	By:	/S/ WILLIAM STRAUSS
William Strauss Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ WILLIAM STRAUSS William Strauss	Chief Executive Officer and Director (Principal Executive Officer)	September 28, 2004

/S/ REX E. BOSEN Rex E. Bosen	Vice President, Finance and Accounting (Principal Financial and Accounting Officer)	September 28, 2004

/S/ JOEL T. CITRON Joel T. Citron	Director (Chairman of the Board of Directors)	September 28, 2004

/S/ DAVID E. R. DANGOOR David E. R. Dangoor	Director	September 28, 2004

/S/ JOSEPH P. KENNEDY Joseph P. Kennedy	Director	September 28, 2004

/S/ ARTHUR B. LAFFER, PH.D. Arthur B. Laffer, Ph.D.	Director	September 28, 2004

/S/ PETER J. MCLAUGHLIN Peter J. McLaughlin	Director	September 28, 2004

/S/ JAMES M. MYERS James M. Myers	Director	September 28, 2004

/S/ JORDANNA SCHUTZ Jordanna Schutz	Director	September 28, 2004

PROVIDE COMMERCE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of Provide Commerce, Inc.

We have audited the accompanying consolidated balance sheets of Provide Commerce, Inc. (the “Company”) as of June 30, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Provide Commerce, Inc. at June 30, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2004 in conformity with U.S. generally accepted accounting principles.

/s/    ERNST & YOUNG LLP

San Diego, California

August 5, 2004

PROVIDE COMMERCE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$18,210	$11,496
Marketable securities	41,218	—
Accounts receivable, net of allowance for doubtful accounts of $105 and $163 at June 30, 2004 and 2003, respectively	1,372	887
Inventory, net	1,343	1,142
Prepaid expenses and other current assets	652	453
Deferred tax assets	4,482	—

Total current assets	67,277	13,978
Property and equipment, net	4,626	3,161
Deferred tax assets	5,953	—
Other assets	2,369	195

Total assets	$80,225	$17,334

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrued liabilities	$13,010	$7,579
Accrued compensation	2,812	1,958
Income tax payable	943	337
Deferred revenue	325	190
Current portion of capital lease	48	125

Total current liabilities	17,138	10,189
Accrued pension costs	762	—
Capital lease, less current portion	—	48

Commitments (Note 7)

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding June 30, 2004; none authorized, issued or outstanding at June 30, 2003.
Series A convertible preferred stock, $0.001 par value, none authorized, issued and outstanding at June 30, 2004; 300,000 shares authorized and 221,715 shares issued and outstanding at June 30, 2003; liquidation preference of $0 and $2,818 at June 30, 2004 and June 30, 2003.	—	—
Series B convertible preferred stock, $0.001 par value, none authorized, issued or outstanding at June 30, 2004; 7,000,000 shares authorized and 5,816,285 shares issued and outstanding at June 30, 2003; liquidation preference of $0 and $38,155 at June 30, 2004 and 2003.	—	6
Common stock, $0.001 par value, 50,000,000 shares authorized and 11,665,913 shares issued and outstanding at June 30, 2004; 40,000,000 shares authorized and 5,750,900 shares issued and outstanding at June 30, 2003.	12	6
Additional paid-in capital	95,974	56,502
Deferred stock based compensation	(2,663)	(436)
Accumulated other comprehensive loss	(53)	—
Accumulated deficit	(30,945)	(48,981)
Total stockholders’ equity	62,325	7,097

Total liabilities and stockholders’ equity	$80,225	$17,334

See accompanying notes.

PROVIDE COMMERCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year ended June 30,
	2004	2003	2002
Continuing operations:
Net sales	$128,813	$88,684	$70,245
Cost of sales	69,852	49,996	40,328

Gross profit	58,961	38,688	29,917

Operating expenses:
Selling and marketing	27,391	18,673	15,060
General and administrative	15,004	11,187	9,719
Information technology systems	4,068	3,565	3,963
Stock-based compensation	1,970	411	483

Total operating expenses	48,433	33,836	29,225

Operating income from continuing operations	10,528	4,852	692
Other income (expense), net	404	(183)	(357)

Income from continuing operations before income tax	10,932	4,669	335
Income tax provision (benefit)	(8,604)	337	—

Income from continuing operations	19,536	4,332	335
Loss from discontinued operations	—	—	(643)

Net income (loss)	19,536	4,332	(308)
Preferred stock dividend	(1,500)	—	—

Net income (loss) attributable to common stockholders	$18,036	$4,332	$(308)

Income per share from continuing operations:
Basic	$2.21	$0.76	$0.06
Diluted	$1.63	$0.39	$0.03
Loss per share from discontinued operations:
Basic	$—	$—	$(0.12)
Diluted	$—	$—	$(0.12)
Net income (loss) per common share:
Basic	$2.04	$0.76	$(0.06)
Diluted	$1.50	$0.39	$(0.06)
Weighted average common shares outstanding:
Basic	8,837,093	5,682,518	5,248,964

Diluted	11,986,025	11,206,693	9,609,344

Stock-based compensation is allocated as follows:
Cost of sales	$4	$3	$—
Selling and marketing	689	63	—
General and administrative	1,112	298	483
Information technology systems	165	47	—

Total stock-based compensation	$1,970	$411	$483

See accompanying notes.

PROVIDE COMMERCE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three years ended June 30, 2004

(in thousands, except share data)

	Series A convertible preferred stock		Series B convertible preferred stock		Common stock		Additional paid-in capital	Deferred stock based compen- sation	Accu- mulated other compre- hensive (loss) income	Accu- mulated deficit	Total stock- holders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2001	221,715	$—	5,816,285	$6	5,556,335	$6	$54,272	$(688)	$(106)	$(53,005)	$485
Exercise of stock options	—	—	—	—	67,943	—	41	—	—	—	41
Issuance of common stock in connection with obtaining line-of-credit	—	—	—	—	95,876	—	145	—	—	—	145
Issuance of warrants in connection with obtaining line-of-credit	—	—	—	—	—	—	637	—	—	—	637
Stock compensation related to consultant options	—	—	—	—	—	—	15	—	—	—	15
Amortization of deferred compensation	—	—	—	—	—	—	—	483	—	—	483
Reversal of deferred compensation for departed employees	—	—	—	—	—	—	(121)	121	—	—	—
Disposal of discontinued subsidiary	—	—	—	—	—	—	642	—	106	—	748
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(308)	(308)

Balance at June 30, 2002	221,715	—	5,816,285	6	5,720,154	6	55,631	(84)	—	(53,313)	2,246
Exercise of stock options	—	—	—	—	30,746	—	33	—	—	—	33
Deferred compensation associated with employee stock options	—	—	—	—	—	—	765	(765)	—	—	—
Issuance of warrants in connection with extending the line-of-credit	—	—	—	—	—	—	75	—	—	—	75
Amortization of deferred compensation	—	—	—	—	—	—	—	411	—	—	411
Reversal of deferred compensation for departed employees	—	—	—	—	—	—	(2)	2	—	—	—
Net income and comprehensive income	—	—	—	—	—	—	—	—	—	4,332	4,332

Balance at June 30, 2003	221,715	—	5,816,285	6	5,750,900	6	56,502	(436)	—	(48,981)	7,097
Exercise of stock options	—	—	—	—	163,812	—	188	—	—	—	188
Exercise of warrants	—	—	—	—	219,298	—	26	—	—	—	26
Deferred compensation associated with employee stock options	—	—	—	—	—	—	4,263	(4,263)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	1,968	—	—	1,968
Reversal of deferred compensation for departed employees	—	—	—	—	—	—	(68)	68	—	—	—
Tax benefit from the exercise of stock options	—	—	—	—	—	—	246	—	—	—	246
Conversion of series A preferred stock to common stock	(221,715)	—	—	—	760,383	1	(1)	—	—	—	—
Reclassification of series B preferred stock to common stock	—	—	(5,816,285)	(6)	2,104,853	2	4	—	—	—	—
Issuance of common stock in connection with initial public offering, net of issuance costs of $5,184	—	—	—	—	2,666,667	3	34,814	—	—	—	34,817
Dividends paid to preferred stockholders	—	—	—	—	—	—	—	—	—	(1,500)	(1,500)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	(53)	—	(53)
Net income	—	—	—	—	—	—	—	—	—	19,536	19,536

Comprehensive income	—	—	—	—	—	—	—	—	—	—	19,483

Balance at June 30, 2004	—	$—	—	$—	11,665,913	$12	$95,974	$(2,663)	$(53)	$(30,945)	$62,325

See accompanying notes.

PROVIDE COMMERCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended June 30,
	2004	2003	2002
Operating activities:
Net income from continuing operations	$19,536	$4,332	$335
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,720	1,426	1,571
Stock-based compensation	1,970	411	498
Reversal of deferred tax asset valuation allowance	(13,950)	—	—
Tax benefit from the exercise of stock options	246	—	—
Non-cash interest expense in connection with issuance of warrants for line of credit	24	426	261
Changes in operating assets and liabilities:
Restricted cash	—	—	328
Accounts receivable	(485)	330	(584)
Receivable from stockholder	—	—	24
Inventory	(201)	(481)	(305)
Prepaid expenses and other current assets	(223)	(421)	179
Accounts payable and other accrued liabilities	5,432	1,498	(727)
Accrued compensation	854	479	129
Accrued pension costs	762	—	—
Deferred revenue	135	72	119
Accrued and deferred income taxes	4,119	—	—
Other assets	(2,228)	474	(482)

Net cash provided by operating activities	17,711	8,546	1,346

Investing activities:
Purchase of property and equipment	(3,185)	(1,984)	(1,536)
Purchases of marketable securities	(47,290)	—	—
Sales/maturities of marketable securities	6,018	—	—
Issuance of note receivable	—	—	(81)
Proceeds from note receivable	54	27	—

Net cash used in investing activities	(44,403)	(1,957)	(1,617)

Financing activities:
Payment of long-term debt and capital lease obligations	(125)	(49)	(2,994)
Common stock issued in connection with initial public offering	34,817	—	—
Line of credit borrowings	—	700	—
Line of credit repayments	—	(700)	—
Issuance of common stock	—	—	146
Dividend paid to preferred stockholders	(1,500)	—	—
Proceeds from exercise of common stock options and warrants	214	33	41

Net cash provided by (used in) financing activities	33,406	(16)	(2,807)
Net cash used in discontinued operations	—	—	(458)

Net increase (decrease) in cash and cash equivalents	6,714	6,573	(3,536)
Cash and cash equivalents at beginning of the year	11,496	4,923	8,459

Cash and cash equivalents at end of the year	$18,210	$11,496	$4,923

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$7	$6	$276
Income taxes	$980	$1	$1

Non-cash financing activities:
Issuance of common stock as issuance costs	$—	$—	$146
Issuance of common stock warrants in connection with line of credit	$—	$75	$637
Stock-based compensation associated with employee and consultant stock options	$1,970	$411	$498
Assets financed under capital leases	$—	$218	$—
Conversion of preferred stock to common stock in connection with initial public offering	$6	$—	$—
Unrealized loss on marketable securities	$(53)	$—	$—
Tax benefit from the exercise of stock options	$246	$—	$—

See accompanying notes.

PROVIDE COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1. Description of Business

Provide Commerce, Inc. (the “Company”) was incorporated in the State of Delaware and commenced operations on February 6, 1998. In September 2003, the Company changed its name from Proflowers, Inc. to Provide Commerce, Inc. The accompanying financial statements reflect the name change. The Company operates an e-commerce marketplace for perishable goods, such as fresh-cut floral arrangements, potted plants, high quality meats and fruits, and related merchandise. Products are purchased by customers and shipped directly from the growers/producers for overnight or other prompt delivery.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the financial statements of Provide Commerce, Inc. and its wholly owned subsidiary. All inter-company balances and transactions have been eliminated in consolidation. As discussed in Note 9, Flowerfarm Kabushiki Kaisha has been accounted for as discontinued operations in accordance with APB No. 30. Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Accordingly, the Company has reclassified the financial statements for all periods presented to reflect Flowerfarm Kabushiki Kaisha as discontinued operations. Subsequent to the discontinuation of Flowerfarm Kabushiki Kaisha, the Company has no other subsidiaries.

In December 2003, the Company effected a 1-for-3.037716 reverse stock split. The accompanying financial statements give retroactive effect to the reverse stock split for all periods presented.

Certain amounts in the balance sheet as of June 30, 2003, and the statements of operations and cash flows for the years ended June 30, 2003 and 2002 have been reclassified to conform to the current period presentation.

Foreign Currency Translation

The functional currency of the Company’s subsidiary is the local currency. Accordingly, all assets and liabilities are translated into U.S. dollars at the current exchange rate at the applicable balance sheet date. Net sales and expenses are translated at the average exchange rate prevailing during the period. The effects of these translation adjustments are recorded in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Exchange gains or losses arising from transactions denominated in a currency other than the functional currency of an entity are included in other income, and have not been significant to the Company’s operating results in any periods presented.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Significant estimates made by management in preparing the consolidated financial statements include the allowance for doubtful accounts, estimates for returns on sales and the valuation allowance on deferred tax assets. Actual results could differ from those estimates.

PROVIDE COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Cash and Cash Equivalents

Cash and cash equivalents represent cash and short-term investments with original maturities of three months or less when purchased.

Valuation Accounts

The Company makes judgments as to its ability to collect outstanding receivables and provides allowances for a portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices and the overall quality and age of those invoices not specifically reviewed. In determining the provision for invoices not specifically reviewed, the Company analyzes historical collection experience, customer concentrations and current economic trends. If the historical data used to calculate the allowance provided for doubtful accounts does not reflect the Company’s future ability to collect outstanding receivables or if the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, an increase in the provision for doubtful accounts may be required. Below is a summary of the changes in the Company’s allowance for doubtful accounts for the years ended June 30, 2004, 2003 and 2002.

Allowance for doubtful accounts	Balance at beginning of period	Additions	Write-offs	Balance at end of the period
June 30, 2004	$163	$1,245	$1,303	$105
June 30, 2003	120	699	656	163
June 30, 2002	50	397	327	120

Inventory

Inventories consist primarily of hard inventory items such as boxes and shipping supplies, vases, chocolates and other accessories. Inventory items are carried on the books at cost. Periodic physical counts of inventory items are conducted to help verify the balance of inventory. Inventory is net of an allowance for obsolescence of $15 at June 30, 2004, 2003 and 2002, respectively.

Property and Equipment

Property and equipment are recorded at cost reduced by accumulated depreciation and amortization. Depreciation and amortization expense is recognized over the assets’ estimated useful lives, ranging from two to five years, using the straight-line method. Estimated useful lives are periodically reviewed and, where appropriate, changes are made prospectively.

Software Development

Labor and outside consulting costs associated with development of software for internal use during the application and the development stages are capitalized. These software development costs are accounted for in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Capitalized software costs are amortized on a straight-line basis over the estimated useful lives of the related software applications of up to three years and are included in depreciation and amortization. During the years ended June 30, 2004, 2003 and 2002, the Company capitalized $879, $710 and $403 in software development costs, respectively.

PROVIDE COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Investments

The Company considers all of its debt and equity securities, for which there is a determinable fair market value and no restrictions on the Company’s ability to sell within the next 12 months, as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity. For the years ended June 30, 2004, 2003, and 2002, unrealized gains or (losses) were (53), 0, and 0, respectively. Realized gains and losses are included in other income. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and long-term debt are carried at cost, which approximates their fair market value due to the relative short-term maturity of these instruments. The Company does not require collateral prior to sales transactions. The fair value of investments, including available-for-sale securities, is based on quoted market prices where available. The fair value of the Company’s long-term obligations are estimated based on the current rates offered to the Company for obligations of similar terms and maturities. Under this method, the Company’s fair value of long-term obligations was not significantly different than the carrying values at June 30, 2004 and 2003.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, investments and accounts receivable. The Company maintains cash and cash equivalents and investments with high credit, quality financial institutions. Concentration of credit risk with respect to accounts receivable are limited due to the Company’s large number of customers and their dispersion throughout the United States, and the fact that a substantial portion of receivables are related to balances owed by major credit card companies.

Impairment of Long-lived Assets

The Company periodically assesses potential impairments of our long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered by the Company include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business and significant negative industry or economic trends. When the Company determines that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, the Company recognizes an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair market value if available, or discounted cash flows, if not. There have been no indicators of impairment through June 30, 2004.

PROVIDE COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Revenue Recognition

The Company’s net sales are derived primarily from the sale of flowers and plants on the Company’s www.proflowers.com website and the sale of gourmet foods from the Company’s Uptown Prime and Cherry Moon Farms branded websites. The Company generally recognizes net sales from product sales or services rendered when the following four net sales recognition criteria are met: persuasive evidence of an arrangement exists, shipment has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility is reasonably assured.

Net sales consist principally of the sales price for the items sold, plus shipping costs, less estimated refunds. Return allowances (which reduce net sales by management’s best estimate of expected product returns) are estimated using historical experience.

Outbound shipping costs charged to customers are included in net sales and amounted to $28,708, $18,244, and $13,589 for the years ended June 30, 2004, 2003 and 2002, respectively.

The Company evaluates the criteria outlined in Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenues Gross as a Principal Versus Net as an Agent, in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as fees under the arrangement. Generally, when the Company is the primary obligor in a transaction, is subject to inventory risk, has latitude in establishing prices and selecting suppliers, or has several but not all of these indicators, net sales is recorded gross. If the Company is not the primary obligor and amounts earned are determined using a fixed percentage, a fixed-payment schedule, or a combination of the two, the Company generally records the net amounts as fees under the arrangements.

Cost of Sales

Cost of sales consists primarily of flower and other product costs and shipping charges. Other costs included in cost of sales are producer and delivery supply costs, distribution facility labor costs and the cost of replacement products.

Selling and Marketing

Selling and marketing expenses consist primarily of advertising costs, wages and related payroll benefits for our category development and marketing and customer service staff, affiliate fees and commissions, focus groups and other research expenses. Advertising expenses are generally expensed as incurred. For advertising contracts which cover an extended period of time, the costs are expensed over the life of the contract based on the terms of the contract, such as orders placed, radio spots run or Internet advertisements placed. Accruals for advertising costs are recorded based on management’s best estimate of the expenditures incurred. The Company’s advertising efforts target the acquisition of new customers and repeat orders from existing customers. Prepaid advertising costs were $121 and $164 at June 30, 2004, and 2003, respectively. Advertising expense amounted to $18,334, $11,463, and $8,615, for the years ended June 30, 2004, 2003 and 2002, respectively.

Information Technology Systems

Information technology system expenses consist primarily of wages and related payroll benefits for information technology personnel, engineering consulting expenses, quality assurance and testing costs and outside services, including hosting of our Internet servers. Information technology system expenses are expensed

PROVIDE COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

as incurred. Information technology system expenses are net of software capitalization of major site and product development efforts under Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use.

Net Income (Loss) Per Share

Basic net income (loss) per common share is calculated by dividing net income (loss) for the period by the weighted average common shares outstanding during the period, less shares subject to repurchase. Diluted income (loss) per share is calculated by dividing the net income (loss) for the period by the weighted average common shares outstanding, adjusted for all dilutive potential common shares, which includes shares issuable upon the exercise of outstanding common stock options, convertible preferred stock and other contingent issuances of common stock to the extent these shares are dilutive. The Company had a loss for the year ended June 30, 2002, and, accordingly, has excluded all convertible preferred stock, shares issuable upon exercise of common stock options, warrants and shares subject to repurchase from the calculation of diluted loss from continuing operations, discontinued operations and net loss per common share as follows:

	Year ended June 30,
	2004	2003	2002
Numerator
Income from continuing operations	$19,536	$4,332	$335
Loss from discontinued operations	—	—	(643)

Net income (loss)	19,536	4,332	(308)
Preferred stock dividends	(1,500)	—	—

Income (loss) attributable to common stockholders	$18,036	$4,332	$(308)

Denominator
Basic:
Weighted average common shares outstanding	8,845,241	5,717,940	5,379,224
Weighted average shares subject to repurchase	(8,148)	(35,422)	(130,260)

Denominator in basic calculation	8,837,093	5,682,518	5,248,964

Basic income from continuing operations per share	$2.21	$0.76	$0.06
Basic loss from discontinued operations per share	$—	$—	$(0.12)
Basic net income (loss) per common share	$2.04	$0.76	$(0.06)
Diluted:
Weighted average common shares outstanding	8,837,093	5,717,940	5,379,224
Weighted average shares subject to repurchase	—	—	—
Weighted average dilutive effect of convertible Series A preferred stock	351,106	760,384	760,384
Weighted average dilutive effect of convertible Series B preferred stock	941,510	2,039,009	2,035,709
Weighted average dilutive effect of warrants	543,883	974,537	951,023
Weighted average dilutive effect of common stock options	1,312,433	1,714,823	483,004

Denominator in diluted calculation	11,986,025	11,206,693	9,609,344

Diluted income from continuing operations per share	$1.63	$0.39	$0.03
Diluted loss from discontinued operations per share	$—	$—	$(0.12)
Diluted net income (loss) per common share	$1.50	$0.39	$(0.06)

PROVIDE COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The following table summarizes for the year ended June 30, 2002 potential common shares that are not included in the denominator used in net loss from discontinued operations per share and net loss per common share for the year ended June 30, 2002, because to do so would be anti-dilutive for the periods presented:

Year ended June 30, 2002
Options to purchase common stock	2,197,061
Series A convertible preferred stock	760,384
Series B convertible preferred stock	2,035,709
Warrants to purchase common stock	951,282

Total	5,944,436

In fiscal years 2004 and 2003, the Company generated income, and therefore all potential common shares are included in the denominator used in the diluted net income per common share calculation.

Stock-based Compensation

Effective July 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). The Company selected the prospective method, which is one of the three transition methods allowed by SFAS No. 148, Accounting for Stock-based Compensation—Transition and Disclosure, to transition to the fair value method of measuring stock-based compensation expense. Under the prospective method, the Company expensed only those employee stock options that were granted or modified after July 1, 2002. The majority of awards under the Company’s plans vest over a period of four years. The expense associated with stock compensation is amortized over the vesting period of the individual award using an accelerated method of amortization consistent with the method described in Financial Accounting Standards Board (“FASB”) Interpretation No. 28.

PROVIDE COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The following table illustrates the effect on net income (loss) and earnings per common share had the Company applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts) to all outstanding and unvested awards in each period.

	Year ended June 30,
	2004	2003	2002
Net income (loss) attributable to common stockholders:
As reported	$18,036	$4,332	$(308)
Employee stock compensation expenses based on APB No. 25	15	66	483
Employee stock compensation expenses based on FAS 123	(74)	(90)	(782)

Pro forma	$17,977	$4,308	$(607)

Net income (loss) per common share—Basic:
Basic—As reported	$2.04	$0.76	$(0.06)
Employee stock compensation expenses based on APB No. 25	0.00	0.01	0.09
Employee stock compensation expenses based on FAS 123	(0.01)	(0.02)	(0.15)

Pro forma	$2.03	$0.75	$(0.12)

Net income (loss) per common share—Diluted:
Diluted—As reported	$1.50	$0.39	$(0.06)
Employee stock compensation expenses based on APB No. 25	0.00	0.01	0.09
Employee stock compensation expenses based on FAS 123	(0.01)	(0.01)	(0.15)

Pro forma	$1.49	$0.39	$(0.12)

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model. As the Black-Scholes option valuation model requires the input of subjective assumptions, the resulting pro forma compensation cost may not be representative of that to be expected in future periods. The Company used the minimum value method to determine the fair value of options granted prior to its initial filing in September 2003 of a registration statement under the Securities Act of 1933 relating to an initial public offering of the Company’s common stock. This method does not consider the expected volatility of the underlying stock, and is only available to non-public entities. Subsequent to the initial filing date of the registration statement the Company began to use a volatility factor of 50% once we developed a public price history.

The weighted average fair value of options granted during 2004, 2003 and 2002 was $8.37, $1.45 and $0.13, respectively. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year ended June 30,
	2004	2003	2002
Risk-free interest rate	3.8%	4.5%	6.0%
Expected life of the option (years)	5	5	5
Dividend yield	—	—	—
Volatility	57.0%	N/A	N/A

PROVIDE COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The Company accounts for equity instruments issued to non-employees in accordance with EITF 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.

Accounting for Pension Plans

The Company adopted the Supplemental Executive Retirement Plan (“SERP”) during November 2003 which became effective January 1, 2004. The SERP is an unfunded defined benefit pension plan for the benefit of certain designated management and highly compensated employees of the Company. The Company accounts for its pension plans in accordance with SFAS No. 132, “Employees Disclosure about Pensions and Other Post-Retirement Benefits—An Amendment to FASB Statement No. 87, 88 and 106.” The pension expense recognized by the Company is determined using certain assumptions, including the discount rate used to determine the present value of future pension benefits, and the estimated rate of compensation increases.

Income Taxes

Deferred income taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities. Deferred income tax expense (benefit) represents the change during the reporting period in the deferred tax assets and deferred tax liabilities, net of the effect of acquisitions and dispositions. Deferred tax assets include tax loss and credit carryforwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net loss and other comprehensive income (loss), including foreign currency translation adjustments, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income (loss). For the year ended June 30, 2004, comprehensive loss included marketable security adjustments of $53. For the years ended June 30, 2003 and 2002, comprehensive loss equaled the net income (loss) reported.

Recently Issued Accounting Standards

FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, was issued in January 2003, and a revised interpretation of FIN 46 (FIN 46-R) was issued in December 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company’s adoption of FIN 46 and related guidance did not have a material effect on the Company’s financial statements.

In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. The standard requires that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant

PROVIDE COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

information. The statement provides for expanded pension disclosures regarding the components of plan assets by category, such as equity, debt and real estate. A description of investment policies and strategies and target allocation percentages, or target ranges, for these asset categories also are required in financial statements. Cash flows disclosures will include projections of future benefit payments and an estimate of contributions to be made in the next year to fund pension and other postretirement benefit plans. In addition to expanded annual disclosures, companies are required to report the various elements of pension and other postretirement benefit costs on a quarterly basis. The statement is effective for fiscal years ending after December 15, 2003, and for quarters beginning after December 15, 2003, which for the Company was the quarter ended March 31, 2004. The Company has included the required disclosures for the year ended June 30, 2004.

3. Marketable Securities

The following is a summary of available-for-sale securities:

		Gross Unrealized
	Cost	Gains	Losses	Fair Value
At June 30, 2004
U.S. Treasury securities and agency bonds	$13,321	$1	$54	$13,268
Taxable auction securities	26,950	—	—	26,950
Tax advantage auction securities	1,000	—	—	1,000

	$41,271	$1	$54	$41,218

Available for sale securities by contractual maturity are as follows:

June 30, 2004
Due in one year or less	$21,812
Due after one year through two years	7,470
Due after two years	11,936

$41,218

PROVIDE COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

4. Balance Sheet Components

Property and Equipment, Net:

Depreciation expense for property and equipment was $1,720, $1,426, and $1,571, for the years ended June 30, 2004, 2003 and 2002, respectively. Property and equipment consists of the following:

		June 30,
	Estimated Useful lives	2004	2003
Computer equipment and software	2-3 yrs	$8,568	$6,680
Office furniture and equipment	5 yrs	1,317	1,180
Leasehold improvements	5 yrs	266	265
Work in progress	N/A	324	35

		10,475	8,160
Accumulated depreciation and amortization		(5,849)	(4,999)

		$4,626	$3,161

Accounts Payable and Other Accrued Liabilities

Accounts payable and other accrued liabilities consist of the following:

	June 30,
	2004	2003
Accounts payable	$4,997	$2,572
Accrued freight	3,541	1,519
Accrued marketing fees	2,695	2,404
Accrued other	1,777	1,084

	$13,010	$7,579

5. Long-term Obligations

Long-term Debt

In May 2000, the Company entered into a Business Loan Agreement with a bank, pursuant to which the Company issued a promissory note in a principal amount of $1,500 for the financing of equipment purchases. In November 2001, the loan was paid in full and the agreement was canceled.

In August 2001, the Company entered into a Convertible Promissory Note Agreement (the “Note”) with JPS International LLC with a principal amount of $2,000 bearing interest at 8%. JPS International is an entity controlled by a stockholder of the Company who was also a director as of June 30, 2003. In February 2002, this Note along with all accrued interest was paid in full and the Note was canceled.

In January 2002, the Company entered into a business line of credit agreement with a bank which was guaranteed by certain members of the Board of Directors. At June 30, 2003, the balance of the revolving line of credit was zero. In October 2003, the business line of credit was terminated.

PROVIDE COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Equipment Financing

In December 2002, the Company entered into a capital lease arrangement with a financing company in order to purchase certain computer related equipment. The amount financed was $218 and the effective interest on the lease is 4.95%, which is paid monthly along with principal. The final lease payment date will be on November 30, 2004.

6. Income Taxes

The provision (benefit) for income taxes from continuing operations was as follows for the years ended June 30, 2004, 2003 and 2002:

	Year ended June 30,
	2004	2003	2002
Current tax expense:
Federal	$322	$—	$—
State	1,226	337	—

	1,548	337	—

Deferred tax (benefit):
Federal	(8,083)	—	—
State	(2,069)	—	—

	(10,152)	—	—

Total income tax expense (benefit)	$(8,604)	$337	$—

A reconciliation of the statutory federal rate and the effective rate, for continuing operations, is as follows

	Year ended June 30,
Percentage	2004	2003	2002
Federal statutory rate	35.0%	35.0%	35.0%
Nondeductible expenses	5.2	6.7	53.1
State income taxes, net	6.5	8.3	3.7
Valuation allowance	(127.6)	(45.0)	(91.5)
Other	2.1	2.2	(0.3)

Effective tax rate	(78.8)%	7.2%	—%

PROVIDE COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The tax effect of temporary differences that give rise to significant components of deferred tax assets and liabilities consist of the following at June 30, 2004 and 2003:

	June 30,
	2004	2003
Deferred tax assets:
Net operating losses	$10,142	$13,741
Accrued liabilities	73	77
Alternative minimum tax credits	322	—
Compensation	436	122
Fixed assets	(543)	(79)
Other	5	89

Net deferred tax assets	10,435	13,950
Less valuation allowance	—	(13,950)

Net deferred tax assets	$10,435	$—

At June 30, 2004, the Company had federal and state net operating loss (NOL) carryforwards of $25,123 and $23,471, respectively. The federal NOLs expire during the years ended June 30, 2019 through 2021 and the state NOLs expire during the years ended June 30, 2008 through 2013. SFAS 109, Accounting for Income Taxes, requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized.

The Company has assessed the likelihood of utilizing the deferred tax assets and considered both positive and negative evidence. The Company has factored in the inherent risk of forecasting net sales and expenses over an extended period of time, along with the potential risks associated with the business. The Company has taken into account material differences in the treatment of net sales and expenses for purposes of financial reporting and tax accounting, such as the treatment of stock options, limitations on meals and entertainment and stock based compensation.

At June 30, 2003, the available objective evidence, particularly the fact that the Company was in a cumulative loss position for the prior three fiscal years, created uncertainty regarding the ability to realize the deferred tax assets, which was not overcome by the subjective evidence of our future forecasted profitability. This information included the Company’s history of cumulative losses, the fact that the market in which we operate is intensely competitive, the lack of carryback capacity to realize deferred tax assets and the uncertainty regarding market acceptance of new and existing product categories. Because of the Company’s history of losses, the Company was not able to determine that there was sufficient positive evidence to support the conclusion that it was more likely than not that it would be able to utilize the deferred tax assets by generating taxable income during the carryforward period. Therefore, as of June 30, 2003, the Company had recorded a full valuation allowance on its deferred tax assets.

During the year ended June 30, 2004, management reassessed the valuation allowance previously established against net deferred tax assets. Factors considered by management included: the Company’s earnings history, projected earnings based on current operations, and projected future taxable income. Based on this evidence, management concluded that it is more likely than not that the deferred tax assets would be realized. Accordingly, the Company released the valuation allowance of approximately $14.0 million against its deferred tax assets which consist primarily of NOL carryforwards.

PROVIDE COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The Internal Revenue Code contains provisions that may limit the NOL and tax credit carryforwards that may be utilized in any given year based on the occurrence of certain events, including a significant change in ownership interest. Pursuant to sections 382 and 383 of the Internal Revenue Code, annual use of the Company’s net operating loss carryforwards will be limited as a result of a cumulative change in ownership of more than 50% within a three year period that occurred during the first quarter of fiscal 2005.

7. Commitments

The Company leases its facilities and certain equipment under non-cancelable leases, expiring at various dates through August 2009. Future minimum annual lease payments under non-cancelable leases at June 30, 2004 are as follows:

	Operating leases	Capital leases
2005	$1,221	$49
2006	1,046	—
2007	906	—
2008	928	—
2009	936	—

Minimum Lease Payments	$5,037	49

Less amounts representing interest		(1)

Present value of future minimum lease payments		$48

Rent expense totaled $1,155, $1,099, and $1,059 for the years ended June 30, 2004, 2003 and 2002, respectively.

8. Other Income (Expense)

Other income (expense) included in the consolidated statements of operations includes the following income (expense) classifications for fiscal years ended June 30, 2004, 2003 and 2002:

	Year ended June 30,
	2004	2003	2002
Interest and dividend income	$401	$96	$105
Interest expense	(34)	(436)	(402)
Other	37	157	(60)

Other income (expense), net	$404	$(183)	$(357)

9. Discontinued Operations

In October 2001, the Company terminated its interest in Flowerfarm Kabushiki Kaisha and discontinued its operations of the subsidiary. Certain shareholders of Flowerfarm Kabushiki Kaisha and new investors recapitalized Flowerfarm Kabushiki Kaisha and continued operating the Company. As of October, 2001, the Company no longer had an investment in Flowerfarm Kabushiki Kaisha.

PROVIDE COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Operating results of the discontinued operations are shown separately in the accompanying consolidated statement of operations. No provision for income taxes was provided for the year ended June 30, 2002 due to the income tax valuation allowance. The subsidiary included in discontinued operations had net sales of $97 for the year ended June 30, 2002 and a loss from operations of $643. These amounts are included in the loss from discontinued operations in the accompanying consolidated statements of operations.

10. Stockholders’ Equity

Common Stock

In September 2003, the Company’s Board of Directors approved an amendment to the certificate of incorporation and increased the authorized common stock to 50,000,000 shares, which became effective December 22, 2003. In fiscal years 2004, 2003 and 2002, the Company issued a total of 5,915,013, 30,746 and 163,819 shares of common stock, respectively.

At June 30, 2004, 2003 and 2002, 1,262, 16,460 and 57,843 shares were subject to repurchase, respectively, at the original issuance price. The shares are subject to repurchase at the election of the company in the event the employees are terminated. There will be little or no consideration paid for these shares in the event they are repurchased.

In conjunction with the acquisition of the bank line of credit in fiscal year 2002, the Company issued 95,876 shares of the Company’s common stock. The fair value of the shares of $146 was recorded as debt issuance costs and amortized over the life of this line of credit, which was one year. During the years ended June 30, 2003 and 2002, $85 and $61 were amortized to interest expense.

In December 2003, the Company completed an initial public offering whereby 4,334,000 shares of the Company’s common stock were sold at an offering price of $15 per share. Of the 4,334,000 shares sold, 2,666,667 were sold by the Company and an aggregate of 1,667,333 shares were sold by selling shareholders. The Company received net proceeds of approximately $34.8 million in connection with the offering.

Preferred Stock

In August 2003, the Company declared and paid a cash dividend to the holders of the then issued and outstanding Series A and Series B preferred stock in the aggregate amount of $1,500.

In September 2003, the Company’s Board of Directors approved an amendment to the certificate of incorporation setting the authorized preferred stock to 5,000,000 shares which became effective December 22, 2003. The preferred stock is “blank check preferred,” which can be created and issued by the Board of Directors without stockholder approval, with rights senior to those of common stock. Prior to December 22, 2003, the Company’s Board of Directors was authorized to issue 7,300,000 shares of preferred stock and had designated 300,000 shares of the Company’s preferred stock as “Series A preferred stock” and 7,000,000 shares as “Series B preferred stock.”

On December 22, 2003 the Series A preferred stock outstanding of 221,715 shares was converted into 760,383 shares of common stock. In addition, on December 22, 2003 the Series B preferred stock outstanding of 5,816,285 shares was reclassified into 2,104,853 shares of common stock.

PROVIDE COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Warrants

In conjunction with obtaining the bank line of credit in fiscal year 2002, the Company issued a warrant to purchase 23,337 shares of the Company’s common stock to the bank at an exercise price equal to $9.56 per share with a term of ten years from the date of issuance. The fair value of the warrant of $10 was recorded as debt issuance costs. The Company determined the fair value of the warrant using the Black-Scholes pricing model and the following assumptions: volatility of 70% risk free interest rate of 6%, expected life of five years and expected dividend yield of 0%. The debt issuance costs were included in other assets and were amortized over the life of the line of credit, which was one year. During the years ended June 30, 2003 and 2002, $6 and $4 was amortized to interest expense, respectively.

In conjunction with obtaining the bank line of credit in fiscal year 2002, the Company issued warrants to purchase 625,347 shares of the Company’s common stock to certain board members who guaranteed the line of credit at an exercise price equal to $1.51 per share with a term of ten years from the date of issuance. The fair value of the warrants of $637 was recorded as debt issuance costs. The Company determined the fair value of the warrants using the Black-Scholes pricing model and the following assumptions: volatility of 70% risk free interest rate of 6%, expected life of five years and expected dividend yield of 0%. Debt issuance costs were recorded in other assets and were amortized over the life of the line of credit, which was one year. During the years ended June 30, 2003 and 2002, $376 and $261 was amortized to interest expense, respectively.

In conjunction with obtaining a bank line of credit amendment in fiscal year 2003, the Company issued warrants to purchase 23,514 shares of the Company’s common stock to the bank at an exercise price equal to $9.56 per share with a term of ten years from the date of issuance. The fair value of the warrants of $75 was recorded as debt issuance costs. The Company determined the fair value of the warrants using the Black-Scholes pricing model and the following assumptions: volatility of 70% risk free interest rate of 4.5%, expected life of five years and expected dividend yield of 0%. The debt issuance costs were included in other assets and were amortized over the life of the line of credit, which was one year. During the years ended June 30, 2004 and 2003, $25 and $50 was amortized to interest expense.

As of June 30, 2004, 106,680 shares of common stock have been issued related to exercises of the warrants described above.

Stock Options

In September 2003, the Company’s Board of Directors approved the 2003 Stock Incentive Plan for issuance of stock options and stock purchase rights to employees, directors, and consultants, which became effective in December 2003. Upon effectiveness of the 2003 plan, the options under the predecessor 1998 and 1999 plans were transferred to the 2003 plan, and no further options will be granted under the predecessor plans. In addition, the Company has reserved an aggregate of 3,901,950 shares of common stock for issuance under the 2003 plan which includes the number of shares carried over from the predecessor plans. The number of shares of common stock reserved for issuance under the 2003 plan will automatically be increased on the first day in January each calendar year, beginning in calendar year 2004, by an amount equal to the lesser of (i) 3% of the total number of shares of the Company’s common stock outstanding on the last trading day in December of the preceding year or (ii) the lesser of 625,000 shares of the Company’s common stock or such amount as determined by the Company’s Board of Directors. At June 30, 2004, the 2003 plan’s reserve was 4,243,828 shares.

In fiscal year 1998, the Company adopted the 1998 Stock Option/Stock Issuance Plan (the “1998 Plan”) and in fiscal year 2000, the Company adopted the 1999 Stock Option/Stock Issuance Plan (the “1999 Plan”)

PROVIDE COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

(collectively, the “Plans”). Under the Plans, employees, directors and consultants may be granted options and stock purchase rights to purchase common shares.

Both Plans provide for the issuance of up to 5,000,000 shares of common stock. Options granted under the Plans generally expire no later than ten years from the date of grant (five years for a 10% stockholder). Options generally vest and become fully exercisable over a period of five years under the 1998 Plan and over a period of four years under the 1999 Plan.

Stock option activity, including 163,463 shares issued outside the Plans, is as follows:

	Shares	Weighted-average exercise price
Balance at June 30, 2001	2,030,626	$0.94
Granted	487,947	1.52
Exercised	(67,943)	0.61
Cancelled	(253,569)	1.34

Balance at June 30, 2002	2,197,061	1.06
Granted	205,345	2.22
Exercised	(30,746)	1.09
Cancelled	(329,520)	1.58

Balance at June 30, 2003	2,042,140	1.06
Granted	486,039	15.76
Exercised	(163,812)	1.09
Cancelled	(119,246)	1.47

Balance at June 30, 2004	2,245,121	4.23

The following table summarizes information about stock options outstanding at June 30, 2004:

Exercise price	Outstanding as of June 30, 2004	Weighted-average remaining contractual life	Weighted- average exercise price	Exercisable as of June 30, 2004
$ 0.36	695,222	3.85 years	$0.36	695,222
1.51	976,186	6.43 years	1.51	726,830
2.27	96,403	8.55 years	2.27	30,329
12.15	113,176	9.22 years	12.15	3,514
15.00	256,090	9.36 years	15.00	—
19.69	15,694	9.58 years	19.69	270
21.92	92,350	9.83 years	21.92	—

	2,245,121			1,456,165

Re-pricing of Stock Options

In February 2001, the Company’s Board of Directors approved a re-pricing of 539,470 stock options with exercise prices ranging from $3.85 to $9.11. The shares were repriced to $1.51 per share, which the Board of Directors determined to be the fair value of the stock at that time. All the stock option activity related to these

PROVIDE COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

shares in the notes to the financial statements has been restated to reflect this re-pricing. This re-pricing of options resulted in variable plan accounting for the options to purchase Common Stock. The intrinsic value of the vested and unvested options to purchase common stock were to be re-measured at the end of each period for the life of the options with the unvested portion being amortized over the remaining vesting period and the vested portion being expensed immediately. Effective July 1, 2002, the Company adopted SFAS 123. As a result of this adoption the Company performed a final valuation on the repriced stock options based on the following assumptions: volatility of 70% risk free interest rate of 4.5%, fair value of common stock of $1.51, expected life of five years and expected dividend yield of 0%.

Shares Reserved for Future Issuance

The following common stock is reserved for future issuance at:

	June 30,
	2004	2003	2002
Series A preferred stock	—	760,384	760,384
Series B preferred stock	—	2,039,009	2,035,709
Stock options issued and outstanding	2,245,121	2,042,140	2,197,061
Employee stock purchase plan	240,000	—	—
Warrants issued and outstanding	704,747	974,796	951,282
Authorized for future option grants	1,705,147	1,117,250	993,077

	4,895,015	6,933,579	6,937,513

11. Employee Stock Purchase Plan

In December 2003, the Company’s board of director’s approved an employee stock purchase plan (“ESPP”), a non-compensatory employee stock purchase plan under Section 423 of the Internal Net sales Code, to provide all qualifying employees an opportunity to purchase shares of the Company’s common stock. Employees may contribute a maximum of 10% of his or her total earnings through payroll deductions. The accumulated deductions will be applied to the purchase of shares on each semi-annual purchase date. However, an employee may not purchase more than 1,500 shares on any purchase date.

The plan has a series of successive overlapping offering periods, with a new offering period beginning on the first business day of June and December each year and will have a duration of 24 months. The purchase price per share will be equal to 85% of the fair market value per share on the start date of the offering period in which the participant is enrolled or, if lower, 85% of the fair market value per share on the semi-annual purchase date. The purchase price discount is significant enough to be considered compensatory under SFAS 123. As a result, the Company recorded $51, in stock based compensation for the year ended June 30, 2004 related to the ESPP.

At June 30, 2004, the Company has reserved approximately 240,000 shares of common stock for issuance under its ESPP. The number of shares of the Company’s common stock reserved for issuance under the plan will automatically increase on the first trading day in January of each calendar year by an amount equal to the lesser of (i) 3% of the total number of shares of our common stock outstanding on the last trading day in December in the preceding calendar year, (ii) 40,000 shares or (iii) such amount as determined by the Company’s board of directors.

PROVIDE COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

12. Deferred Compensation Plan

In November 2003, the compensation committee of the Board of Directors approved a Deferred Compensation Plan which became effective on January 1, 2004. The deferred compensation plan is an unfunded non-qualified plan for the benefit of non-employee directors and highly compensated employees of the Company. The plan permits participants to defer receipt of certain compensation, as well as certain income for stock option exercises. In addition, the Company may elect to make a matching contribution to any or all of the participants in an amount of 50% of the participants deferred annual base salary or annual bonus, but in no event shall the matching contributions exceed 10% of the participant’s annual base salary or 10% of the participant’s annual bonus.

13. Post Retirement Benefit Plans

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

In December 2003, the FASB revised Statement of Financial Accounting Standards No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits (“SFAS 132”) effective for all interim periods following December 15, 2003. SFAS 132 revises employers’ disclosures about pension plans and other postretirement benefit plans including disclosures made in interim periods. While it does not change the measurement or recognition of those plans, it requires additional disclosures as detailed below.

PROVIDE COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The plan became effective on January 1, 2004 and, as a result, six months of expense was recognized in fiscal 2004. The following table sets forth changes in the benefit obligation and plan assets for the SERP and the net amount recognized at June 30, 2004:

Year ended June 30, 2004
(in thousands, except percentages)
Change in the Benefit Obligation
Benefit Obligation at Beginning of Year	$659
Service Cost	104
Interest Cost	19
Actuarial (Gain)/Loss	(78)

Benefit Obligation at End of Year	704

Funded Status	(704)
Unrecognized Net Actuarial (Gain)/Loss	(78)
Unrecognized Net Transition Obligation/(Asset)	647

Net Amount Recognized	(135)

Amounts Recognized in Statement of Financial Position Consists of:
Accrued Benefit Liability	(576)
Intangible Asset	441

Net Amount Recognized	(135)

Accumulated Benefit Obligation Information
Projected Benefit Obligation	704
Accumulated Benefit Obligation	576
Fair Value of Plan Assets	—

Components of Net Periodic Pension Cost/(Income)
Service Cost	104
Interest Cost	19
Amortization of Unrecognized Net Transition Obligation/(Asset)	12

Net Periodic Pension Cost/(Income)	135
Weighted Average Assumptions
Discount Rate	6.25%
Weighted Average Compensation Increase	4.00%

14. Recent Events

Secondary Stock Offering

In July 2004, the Company completed a secondary public offering whereby 1,981,019 shares of common stock were sold at an offering price of $19.63 per share. Of the 1,981,019 shares sold, 100,000 shares were sold by the Company and an aggregate of 1,881,019 shares were sold by selling stockholders. The Company received net proceeds of approximately $1.3 million.

Contractual Commitment

The Company has entered into an online marketing agreement to secure web advertising with a marketing partner. The agreement is a non-cancelable advertising contract to purchase a guaranteed $3,800 in marketing services during fiscal 2005. Under this agreement, the Company receives certain search keywords and featured site placement from the marketing partner designed to deliver consumers to the Company’s website from search results from the marketing partner’s website search engine.