Form 10-Q
period 2004-09-30
PROVIDE COMMERCE INC
filed 2004-11-12
CIK 1263756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2004, the registrant had 11,889,893 shares of common stock outstanding.

PROVIDE COMMERCE, INC.

QUARTERLY REPORT

FORM 10-Q

*	No information provided due to inapplicability of item.

PROVIDE COMMERCE, INC.

FINANCIAL STATEMENTS

Index

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited):

Balance Sheets – September 30, 2004 and June 30, 2004

Statements of Operations – Three months ended September 30, 2004 and 2003

Statements of Cash Flows – Three months ended September 30, 2004 and 2003

Notes to Financial Statements

PROVIDE COMMERCE, INC.

BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	September 30, 2004	June 30, 2004
Assets
Current assets:
Cash and cash equivalents	$20,958	$18,210
Marketable securities	34,893	41,218
Accounts receivable, net of allowance for doubtful accounts of $75 and $105 at September 30, 2004 and June 30, 2004, respectively	1,628	1,372
Inventory, net	1,201	1,343
Prepaid expenses and other current assets	880	652
Deferred tax assets	4,564	4,482

Total current assets	64,124	67,277

Property and equipment, net	5,556	4,626
Deferred tax assets	6,048	5,953
Other assets	2,121	2,369

Total assets	$77,849	$80,225

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrued liabilities	$10,158	$13,010
Accrued compensation	1,720	2,812
Income tax payable	—	943
Deferred revenue	245	325
Current portion of capital lease	16	48

Total current liabilities	12,139	17,138

Accrued pension costs	674	576
Deferred compensation	688	186

Commitments

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding at September 30, 2004 and June 30, 2004.	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 11,876,090 and 11,665,913 shares issued and outstanding at September 30, 2004 and June 30, 2004, respectively.	12	12
Additional paid-in capital	98,364	95,974
Deferred stock-based compensation	(2,558)	(2,663)
Other comprehensive loss	(28)	(53)
Accumulated deficit	(31,442)	(30,945)

Total stockholders’ equity	64,348	62,325

Total liabilities and stockholders’ equity	$77,849	$80,225

See accompanying notes.

PROVIDE COMMERCE, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three months ended September 30,
	2004	2003
Net sales	$19,921	$12,950
Cost of sales	10,608	7,335

Gross profit	9,313	5,615
Operating expenses:
Selling and marketing	4,889	2,785
General and administrative	3,875	2,579
Information technology systems	1,139	812
Stock-based compensation	626	188

Total operating expenses	10,529	6,364

Loss from operations	(1,216)	(749)
Other income, net	270	12

Loss from operations before income tax benefit	(946)	(737)
Income tax benefit	(449)	—

Net loss	(497)	(737)
Preferred stock dividend	—	(1,500)

Net loss attributable to common stockholders	$(497)	$(2,237)

Net loss per common share:
Basic	$(0.04)	$(0.39)
Diluted	$(0.04)	$(0.39)
Weighted average common shares outstanding:
Basic	11,844,949	5,801,412

Diluted	11,844,949	5,801,412

Stock-based compensation is allocated as follows:
Cost of sales	$5	$—
Selling and marketing	216	101
General and administrative	321	72
Information technology systems	84	15

Total stock-based compensation	$626	$188

See accompanying notes.

PROVIDE COMMERCE, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands, except share and per share data)

	Three months ended September 30,
	2004	2003
Operating activities:
Net loss	$(497)	$(737)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	599	346
Stock-based compensation	626	188
Tax benefit from the exercise of stock options	340	—
Non-cash interest expense in connection with issuance of warrants for line of credit	—	11
Changes in operating assets and liabilities:
Accounts receivable	(256)	99
Inventory	142	254
Prepaid expenses and other current assets	(228)	64
Accounts payable and other accrued liabilities	(2,852)	(1,503)
Accrued compensation	(1,092)	(956)
Accrued pension costs	98	—
Deferred compensation	502	—
Deferred revenue	(80)	(21)
Accrued and deferred income taxes	(1,120)	—
Other assets	248	(753)

Net cash used in operating activities	(3,570)	(3,008)

Investing activities:
Purchases of property and equipment	(1,529)	(491)
Purchases of marketable securities	(7,599)	—
Sales/maturities of marketable securities	13,950	—

Net cash provided by (used in) investing activities	4,822	(491)

Financing activities:
Payment of long-term debt and capital lease obligations	(32)	(30)
Common stock issued in connection with secondary public offering	1,299	—
Dividend paid to preferred stockholders	—	(1,500)
Proceeds from exercise of common stock options and warrants	229	36

Net cash provided by (used in) financing activities	1,496	(1,494)

Net increase (decrease) in cash and cash equivalents	2,748	(4,993)
Cash and cash equivalents at beginning of the period	18,210	11,496

Cash and cash equivalents at end of the period	$20,958	$6,503

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1	$1
Income taxes	$516	$330
Non-cash financing activities:
Stock-based compensation associated with employee and consultant stock options	$626	$188
Unrealized gain on marketable securities	$25	$—
Tax benefit from the exercise of stock options	$340	$—

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Interim Financial Information

The accompanying unaudited financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission, and do not contain all information included in the audited financial statements and notes thereto. The interim unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K. In the opinion of management, the information furnished herein reflects all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

In December 2003, the Company effected a 1-for-3.037716 reverse stock split of its common stock. The accompanying financial statements give retroactive effect to the reverse stock split for all periods presented.

The balance sheet at June 30, 2004 has been derived from the audited financial statements at that date.

Net Loss Per Share

Basic net loss per common share is calculated by dividing net loss for the period by the weighted average common shares outstanding during the period, less shares subject to repurchase. Diluted loss per share is calculated by dividing the net loss for the period by the weighted average common shares outstanding, adjusted for all dilutive potential common shares, which includes shares issuable upon the exercise of outstanding common stock options, convertible preferred stock and other contingent issuances of common stock to the extent these shares are dilutive. The Company incurred losses for the three months ended September 30, 2004 and 2003, and, accordingly, has excluded all convertible preferred stock, shares issuable upon exercise of common stock options, warrants and shares subject to repurchase from the calculation of diluted net loss per common share for that period as follows:

	Three months ended September 30,
	2004	2003
Numerator
Net loss	$(497)	$(737)
Preferred stock dividends	—	(1,500)

Net loss attributable to common stockholders	$(497)	$(2,237)

Denominator
Basic:
Weighted average common shares outstanding	11,845,851	5,815,492
Less: Weighted average shares subject to repurchase	(902)	(14,080)

Denominator on basic calculation	11,844,949	5,801,412

Basic net loss attributable to common stockholders per share	$(0.04)	$(0.39)

Diluted:
Weighted average common shares outstanding	11,844,949	5,801,412

Denominator on diluted calculation	11,844,949	5,801,412

Diluted net loss attributable to common stockholders per share	$(0.04)	$(0.39)

The following table summarizes potential common shares that are not included in the denominator used in net loss per common share for the three months ended September 30, 2004 and 2003, because to do so would be anti-dilutive for the periods presented:

	Three months ended September 30,
	2004	2003
Options to purchase common stock	1,242,204	1,997,759
Series A convertible preferred stock	—	760,384
Series B convertible preferred stock	—	2,039,009
Warrants to purchase common stock	502,449	974,537

Total	1,744,653	5,771,689

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

The effect of applying the fair value recognition provisions of SFAS 123 to stock-based employee compensation to all outstanding and unvested awards in periods prior to July 1, 2003, on net income (loss) and earnings per common share for the three months ended September 30, 2004 did not result in a pro forma loss which is materially different from the reported amount. Therefore, such pro forma information is not presented herein.

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

3. Stockholders’ Equity

Common Stock

In September 2003, the Company’s Board of Directors approved an amendment to the certificate of incorporation and increased the authorized common stock to 50,000,000 shares, which became effective December 22, 2003 in connection with the Company’s initial public offering. During the three months ended September 30, 2004, the Company issued 210,177 shares of common stock upon the closing of the Company’s secondary public offering and upon the exercise of outstanding options and warrants.

At September 30, 2004, 902 shares were subject to repurchase at the original issuance price. The shares are subject to repurchase at the election of the company in the event the employees are terminated. There will be little or no consideration paid for these shares in the event they are repurchased.

On July 7, 2004, the Company completed a secondary public offering whereby 1,981,019 shares of common stock were sold at an offering price of $19.63 per share. Of the 1,981,019 shares sold, 100,000 shares were sold by the Company and an aggregate of 1,881,019 shares were sold by selling stockholders. The Company received net proceeds of approximately $1,300 in connection with the secondary offering.

Preferred Stock

In August 2003, the Company declared and paid a cash dividend to the holders of the then issued and outstanding Series A and Series B preferred stock in the aggregate amount of $1,500.

In September 2003, the Company’s Board of Directors approved an amendment to the certificate of incorporation setting the authorized preferred stock to 5,000,000 shares which became effective December 22, 2003 in connection with the Company’s initial public offering. The preferred stock is “blank check preferred,” which can be created and issued by the Board of Directors without stockholder approval, with rights senior to those of common stock. Prior to December 22, 2003, the Company’s Board of Directors was authorized to issue 7,300,000 shares of preferred stock and had designated 300,000 shares of the Company’s preferred stock as “Series A preferred stock” and 7,000,000 shares as “Series B preferred stock.”

On December 22, 2003, in connection with the Company’s initial public offering, the Series A preferred stock outstanding of 221,715 shares was converted into 760,383 shares of common stock. In addition, on December 22, 2003, in connection with the Company’s initial public offering, the Series B preferred stock outstanding of 5,816,285 shares was reclassified into 2,104,853 shares of common stock.

4. Deferred Compensation Plan

In November 2003, the compensation committee of the Board of Directors approved a Deferred Compensation Plan which became effective in January 2004. The Deferred Compensation Plan is an unfunded non-qualified plan for the benefit of non-employee directors and certain designated management and highly compensated employees of the Company. The plan permits participants to defer receipt of certain compensation, as well as certain income for stock option exercises. In addition, the Company may elect to make a matching contribution to any or all of the participants in an amount of fifty percent (50%) of the participant’s deferred annual base salary or annual bonus, but in no event shall the matching contributions exceed ten percent (10%) of the participant’s annual base salary with respect to deferrals of base salary or ten percent (10%) of the participant’s annual bonus with respect to deferrals of annual bonus. As of September 30, 2004, the Company had deferred compensation of $688 related to the Deferred Compensation Plan.

5. Supplemental Executive Retirement Plan

In November 2003, the compensation committee of the Board of Directors approved a Supplemental Executive Retirement Plan (the “SERP”) which became effective in January 2004. The SERP is an unfunded non-qualified plan for the benefit of certain non-employee directors, designated management and highly compensated employees of the Company. Participants under the SERP will be due a benefit (as defined for purposes of the SERP) upon early or normal retirement, disability, death or other termination of employment. The ordinary benefit is a benefit equal to 0.015 multiplied by the number of years of service to the Company and multiplied by the participant’s final average compensation, and reduced by amounts paid under the Deferred Compensation Plan. Amounts due under the SERP will be paid in equal installments over 15 years commencing at normal retirement (age 65). If an ordinary benefit commences prior to normal retirement, the participant will receive the actuarial equivalent of his or her vested benefit at normal retirement, generally to be paid over 15 years. The benefit for our chairman as of September 30, 2004 is $232 payable annually over 20 years commencing upon retirement. The following is a summary of our net periodic benefit cost included the following components for the three months ended September 30, 2004:

Three months ended September 30, 2004
Service cost	$74
Interest cost	16
Amortization of prior service cost	8

Net periodic benefit cost	$98

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

6. Income Tax

During the three months ended September 30, 2004, the Company recognized a tax benefit of $449. The high effective tax rate anticipated for the year is a result of the stock based compensation recognized under SFAS 123. No benefit or expense was recorded during the three months ended September 30, 2003 due to the valuation allowance against net deferred tax assets at that time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution: You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the related notes to those statements included elsewhere in this report. This discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed at “Risks and Uncertainties” below. This discussion represents our current judgment on the future direction of our business. Such risks and uncertainties could cause actual results to differ materially from any future performance suggested. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this quarterly report. This caution is made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

To date, we have derived our net sales primarily from the sale of flowers, plants and gifts from our www.proflowers.com website. For the three months ended September 30, 2004, we reported net sales of $19.9 million, an increase of 53.1% from $13.0 million for the three months ended September 30, 2003, and a net (loss) of $(0.5) million as compared to a net (loss) of $(0.7) million for the three months ended September 30, 2003.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of net sales for the three months ended September 30, 2004, and 2003:

	Three Months Ended September 30,
	2004	2003
Statement of Operations Data:

Net sales	100.0%	100.0%
Cost of sales	53.2	56.6

Gross profit	46.8	43.4

Operating expenses:
Selling and marketing	24.6	21.5
General and administrative	19.5	19.9
Information technology systems	5.7	6.3
Stock-based compensation	3.1	1.5

Total operating expenses	52.9	49.2

Operating loss	(6.1)	(5.8)
Other income, net	1.4	0.1

Loss before income tax	(4.7)	(5.7)
Income tax (benefit)	(2.3)	—

Net loss	(2.5)	(5.7)
Preferred stock dividend	—	(11.6)

Net loss attributable to common stockholders	(2.5)%	(17.3)%

Net Sales

	Three Months Ended September 30,
	2004	2003	% Increase (Decrease)
	(In millions, except percentages)
Net sales	$19.9	$13.0	53.1%

Our net sales are derived primarily from the sale of flowers, plants and gifts from our www.proflowers.com website and the sale of gourmet food from our www.uptownprime.com and www.cherrymoonfarms.com websites. We also generate net sales from fees that we receive from retailers for whom we design and operate websites to sell perishable products under their own brands.

The increase in net sales for the three months ended September 30, 2004, compared to the same period last year resulted primarily from an increase in the number of orders by new and existing customers, as shown below.

	Three Months Ended September 30,
	2004	2003	% Increase (Decrease)
Database of customers at period end	3,200,000	2,200,000	45.5%
Orders placed by existing customers	270,000	163,000	65.6%
Net sales from repeat orders	$13.0 million	$7.8 million	66.7%
New customers	117,000	90,000	30.0%
Average order value	$46.96	$46.56	0.9%

Growth in the number of new customers for the three months ended September 30, 2004 is a result of our advertising and marketing campaigns which are designed to attract and maintain customers. We believe continued strength in repeat orders is a result of our strong customer satisfaction and our retention marketing efforts.

In October 2003, we launched and are now operating Uptown Prime at www.uptownprime.com, offering premium meats, and Cherry Moon Farms at www.cherrymoonfarms.com, offering fresh premium fruits. We expect premium meat and fresh premium fruit net sales to grow in significance to our business as we develop and deploy our premium meat and fresh premium fruit websites. We expect that approximately 3% of our net sales will be derived from premium meats and fresh premium fruits in fiscal 2005. You must consider our prospects for expanding our premium meat and fresh premium fruit net sales during fiscal 2005 and beyond in light of the risks associated with expanding into new product categories and the other risks outlined in “Risks and Uncertainties” below.

We intend to grow our existing flower and new meat, fruit and other product categories via arrangements with other branded retailers and direct marketers. We offer a variety of arrangements for branded retailers or direct marketers that want to use our market platform to offer perishable products, including a co-branded website, a private label website or a hybrid of the two. The arrangements are currently structured to involve a combination of revenue sharing and fee-based agreements. For revenue sharing agreements, we pay the retailer a portion of the revenues generated from its website. Fee-based retailer arrangements involve a combination of up-front development costs and per-transaction fees paid to us by the retailer. Our branded retailer arrangements regardless of the payment structure represent an immaterial percentage of our net sales for the three months ended September 30, 2004. You must consider our prospects for expanding through relationships with other branded retailers and direct marketers in light of the risks outlined in “Risks and Uncertainties” below.

Gross Profit

	Three Months Ended September 30,
	2004	2003	% Increase (Decrease)
	(In millions, except percentages)
Gross profit	$9.3	$5.6	66.1%
Gross profit percentage	46.8%	43.4%

Our gross profit consists of net sales less cost of sales. Our cost of sales consists primarily of flower and other product costs and shipping charges. Other costs included in cost of sales are producer and delivery supply costs, distribution facility labor costs and the cost of replacement products.

The increase in the gross profit margin in absolute dollars for the three months ended September 30, 2004 compared to the same period last year is a result of the increase in net sales combined with a higher gross profit percentage. The increase in cost of sales in terms of gross dollars is principally attributable to the cost of shipping products to our customers, the direct cost of products and packaging costs.

The increase in the gross profit percentage for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 was a result of cost savings in product and accessory costs due to negotiated cost savings and a more profitable product mix. These savings were partially offset by an increase in the costs of product packing. We have also benefited from our fixed production costs remaining relatively flat while net sales have increased in these two periods.

We expect that our gross profit will fluctuate in the future as we expand into new product categories based upon our product mix, average order value, product costs, shipping costs, product return and refund rates and handling and packaging costs for the various products.

Selling and Marketing

	Three Months Ended September 30,
	2004	2003	% Increase (Decrease)
	(In millions, except percentages)
Selling and marketing	$4.9	$2.8	75%
As a percent of net sales	24.6%	21.5%

Our selling and marketing expenses consist primarily of advertising costs, wages and related payroll benefits for our category development and marketing and customer service staff, focus groups and other marketing research and promotional expenses. Advertising expenses are generally expensed as incurred. For advertising contracts which cover an extended period of time, the costs are expensed over the life of the contract based on the specifics of the contract, such as orders placed, radio spots run or Internet advertisements placed. Our advertising efforts target the acquisition of new customers and repeat orders from existing customers.

The increase in the selling and marketing expenses for the three months ended September 30, 2004 compared to the same period last year is primarily due to an increase in on-line and off line advertising and promotional costs which, as a percentage of the prior period expense, grew faster than our increase in net sales as a result of increased marketing activities in an effort to generate additional net sales. In addition, we experienced an increase in wages and wage related expenses as our marketing staff headcount has increased in an effort to drive increases in net sales. We also incurred additional outside consulting and professional services in our efforts to maximize our customers’ overall experience.

The increase in marketing costs for the three months ended September 30, 2004 as a percentage of sales compared to the same period last year is primarily a result of increased costs related to online and direct mail advertising. These costs were partially offset by a reduction, as a percentage of sales, in our fixed marketing and advertising costs as these costs do not increase proportionately to the increase in net sales.

We expect selling and marketing expenses to continue to increase in absolute dollars in the future as a result of continued expansion of our sales and marketing infrastructure in support of a broader product portfolio and expanded sales efforts. While we currently expect selling and marketing expenses to increase in absolute dollars, we expect them to remain generally comparable to prior years as a percentage of net sales for fiscal 2005. However, as we identify opportunities to increase our growth in net sales, we may increase our marketing expense to take advantage of additional potential net sales.

General and Administrative

	Three Months Ended September 30,
	2004	2003	% Increase (Decrease)
	(In millions, except percentages)
General and administrative	$3.9	$2.6	50.0%
As a percent of net sales	19.5%	19.9%

Our general and administrative expenses consist primarily of wages and related payroll benefits for our employees, except those associated with fulfillment, customer service, technology and sales and marketing employees. These expenses also include depreciation of fixed assets, credit card fees, facilities costs (other than facilities costs associated with cost of goods sold), travel, legal and accounting professional fees, insurance, phone, utilities, bad debt expense and other general corporate expenses.

The increase in absolute general and administrative expenses for the quarter ended September 30, 2004 compared to the same quarter last year is primarily due to increases in depreciation of fixed assets, payroll and employee benefits, and the cost of retirement plan benefits. The increase in depreciation is a result of investments in fixed assets to support our increased sales volumes. The increase in payroll and employee benefits is a result of increasing headcount in order to support the growth of our company. The increase in the cost of retirement plan benefits is a result of the retirement plans which we adopted effective January 2004 as explained in notes to the financial statements.

The decline as a percentage of net sales was caused primarily by our rapid net sales growth, which outpaced our growth in general and administrative expenses.

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

Information Technology Systems

	Three Months Ended September 30,
	2004	2003	% Increase (Decrease)
	(In millions, except percentages)
Information technology systems	$1.1	$0.8	37.5%
As a percent of net sales	5.7%	6.3%

Our information technology systems expenses consist primarily of wages and related payroll benefits for information technology personnel, engineering consulting expenses, and outside services, including hosting of our Internet servers. Information technology system expenses are expensed as incurred. Information technology system expenses are net of software capitalization of major site and product development efforts under Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use.

The increase in information technology costs in absolute dollars for the quarter ended September 30, 2004 compared to the same quarter last year is a result of an increase in payroll and related benefits and an increase in the cost of maintaining our servers. These costs were partially offset by an increase in the capitalized costs associated with internally developed software of approximately $334,000 and approximately $246,000 for the three months ended September 30, 2004 and 2003, respectively. The increases in payroll, benefits, and server maintenance are necessary to support the infrastructure necessary for continued growth of our business.

The decline as a percentage of net sales for the three months ended September 30, 2004 compared to the same period last year was caused primarily by our rapid net sales growth, which outpaced our growth in information technology system expenses combined with capitalized information technology expenditures. We expect information technology system expenses to increase in absolute dollars in fiscal 2005 compared to fiscal 2004 but to remain at a relatively constant percentage of net sales compared to fiscal 2004 as we continue to invest in our infrastructure to support the growth of our business.

Stock-Based Compensation

	Three Months Ended September 30,
	2004	2003	% Increase (Decrease)
	(In millions, except percentages)
Stock-based compensation	$0.63	$0.19	231.6%
As a percent of net sales	3.1%	1.5%

Stock-based compensation increased during the quarter ended September 30, 2004 compared to the same period last year due to the amortization of compensation expense related to options granted in connection with the retention of key employees and hiring of new employees. The increase is due to both an increase in the number of options issued and a higher cost per option as a result of the increase in the market price of our common stock. Prior to fiscal 2003, we accounted for stock-based employee compensation arrangements under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Effective July 1, 2002, we adopted the fair value recognition provisions of SFAS No. 123. We selected the prospective method of adoption described in SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This method applies fair value accounting to all new grants and modification or settlement of old grants after the beginning of the year of adoption. All grants prior to our adoption of SFAS No. 123 will continue to be accounted for under the intrinsic value provision of APB No. 25.

Other Income, Net

	Three Months Ended September 30,
	2004	2003	% Increase (Decrease)
	(In millions, except percentages)
Other income, net	$0.27	$0.01	2,600.0%
As a percent of net sales	1.4%	0.1%

Other income, net included in the statements of operations primarily consists of interest income and interest expense.

The increase in other income, net for the quarter ended September 30, 2004 compared to the same quarter last year was a result of an increase in investment income from our cash and marketable securities following our initial and secondary public offerings and additions to cash levels generated through continuing operations. In addition, we incurred less interest expense related to the obligation under capital leases.

Income Tax Benefit

	Three Months Ended September 30,
	2004	2003	% Increase (Decrease)
	(In millions, except percentages)
Income tax benefit	$0.4	$—	N/A

The income tax benefit reflects a reduction in anticipated income tax payable as a result of the loss incurred in the first fiscal quarter of 2005. The high effective tax rate anticipated for the year is a result of the stock-based compensation recognized under SFAS 123. No benefit or expense was recorded during the three months ended September 30, 2003 due to the valuation allowance against net deferred tax assets at that time.

Net Loss

	Three Months Ended September 30,
	2004	2003	% Increase (Decrease)
	(In millions, except percentages)
Net loss	$(0.5)	$(0.7)	28.6%
As a percent of net sales	(2.5)%	(5.7)%

The change in net loss is a result of the changes in net sales and expenses as previously discussed.

Liquidity and Capital Resources

	September 30, 2004	June 30, 2004	% Increase (Decrease)
	(In millions, except percentages)
Working capital	$52.0	$50.1	3.8%
Cash and cash equivalents balance	$21.0	$18.2	15.4%
Marketable securities balance	$34.9	$41.2	(15.3)%

Since our inception, we have financed our operations through sales of stock, and, more recently, internally generated cash flows from operations. The increases in working capital and cash at September 30, 2004 over June 30, 2004 resulted primarily from the receipt of the net proceeds of $1.3 million from our secondary public offering of common stock, completed in July 2004, combined with working capital generated by operations of approximately $1.8 million reduced by the purchase of fixed assets of approximately $1.5 million.

Net cash used in operating activities was $(3.6) million for the three months ended September 30, 2004 as compared to $(3.0) million for the three months ended September 30, 2003. The use of cash in operations during the three months ended September 30, 2004 is primarily a result of an decrease in accounts payable and current liabilities, including accrued compensation and accrued income taxes. The decrease in accounts payable was primarily a result of payments related to the previous fiscal quarter which is our highest net sales quarter. The reduction in accrued compensation is a result of payments of our annual employee bonus. The reduction in accrued income taxes is a result of cash payments to tax authorities in various jurisdictions.

We use cash in investing activities primarily to purchase computer hardware and software, office equipment and furniture. Investing activities also includes the purchase and sale of marketable securities in order to provide for cash flow needs or invest excess cash. Cash provided by investing activities totaled $4.8 million in the three months ended September 30, 2004.

Net cash provided by financing activities was $1.5 million for the three months ended September 30, 2004. Cash provided by financing activities for the quarter consists primarily of proceeds from our secondary public offering net of associated costs. We currently intend to retain all available funds to support our operations and to finance the growth and development of our business.

In July 2004, we completed a secondary public offering whereby 1,981,019 shares of our common stock were sold at an offering price of $19.63 per share. Of the 1,981,019 shares sold, 100,000 shares were sold by us and an aggregate of 1,881,019 shares were sold by selling stockholders. We received net proceeds of approximately $1.3 million in connection with the secondary offering.

The change in marketable securities is a result of the net sales or purchases of marketable securities to meet our cash requirements or invest additional cash.

We believe that our available cash and cash flows from operations will be sufficient to satisfy our working capital and capital expenditure requirements for at least the next 12 months. Changes in our operating plans, lower than anticipated net sales, increased expenses or other events, including those described in “Risks and Uncertainties” below, may cause us to seek additional debt or equity financing in the future. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants and/or financial ratios that restrict our ability to operate our business.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, estimates are evaluated, including those related to the timing of marketing expense, lives and depreciation of fixed assets, reserves for bad debts and credit card chargebacks, reserves for inventory and impairment of long-lived assets. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Management believes there have been no material changes during the three month period ended September 30, 2004 to the critical accounting policies reported in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended June 30, 2004 as filed with the Securities and Exchange Commission on September 28, 2004.

Recently Issued Accounting Standards

None

Risks and Uncertainties

The following information sets forth factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In addition, there may be other risks of which we are currently unaware or that we do not currently believe are material that could become important factors that harm our business, financial condition or results of operations. You should also consider the other information described in this report.

Risks Related to Our Business

Our quarterly operating results may fluctuate significantly. You should not rely on them as an indication of our future results.

Our future net sales and results of operations may fluctuate significantly from quarter to quarter due to a combination of factors, many of which are outside of our control. The most important of these factors include:

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

We may be unable to adjust spending quickly enough to offset any unexpected sales shortfall resulting from any of these or other factors. If we have a shortfall in net sales in relation to our expenses, our operating results will suffer. Our operating results for any particular period may not be indicative of future operating results. You should not rely on quarter-to-quarter comparisons of results of operations as an indication of our future performance. In future periods, it is possible that our results of operations may be below the expectations of public market analysts and investors. This could cause the trading price of our common stock to fall.

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

After investment in items including those described above, we expect to maintain profitability for fiscal 2005 and for the foreseeable future, although no assurances can be made that we will be profitable. In order to maintain profitability as we expand into new product categories, we will need to generate net sales exceeding historical levels and/or reduce relative operating expenditures. We do not have significant experience offering product categories other than flowers. We may not be able to generate the required net sales from flowers and other perishable products or reduce operating expenses sufficiently to sustain or increase operating profitability. If we have a shortfall in net sales without a corresponding reduction to our expenses, our operating results may suffer. It is possible that results of operations may be below the expectations of public market analysts and investors, which could cause the trading price of our common stock to fall.

We have operated our flower category for approximately six years and our premium meat and fresh fruit categories for approximately one year. This limited operating history makes evaluating our business and its prospects difficult.

We have a limited operating history on which an investor can evaluate our business. We were incorporated in February 1998 and officially launched our website, www.proflowers.com, in August 1998. We have generated substantially all of our net sales during the past six years from the sale of flowers. We began selling premium meat and fresh premium fruit in October 2003. An investor in our common stock must consider the risks, uncertainties and difficulties frequently encountered by companies in new and rapidly evolving online retail markets such as these we have targeted. If we do not successfully manage these risks or successfully execute our business strategy, our business, results of operations and financial condition will be adversely affected.

Utilization of our deferred tax assets is dependent on future taxable income.

We have a federal tax net operating loss carryforwards at June 30, 2004 of approximately $25.1 million, which represents a substantial amount of our deferred tax assets. In calculating our tax provision, and assessing the likelihood that we will be able to utilize the deferred tax assets, we have considered and weighed all of the evidence, both positive and negative, and both objective and subjective. We have factored in the inherent risk of forecasting net sales and expenses over an extended period of time. We have also considered the potential risks associated with our business, as outlined in other risk factors in this report, and have taken into account material permanent differences in the treatment of net sales and expenses for purposes of financial reporting and tax accounting, such as the treatment of stock options, limitation on meals and entertainment and stock based compensation.

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

We have recently expanded our product lines into other categories of perishable goods. In October 2003, we launched and are now operating two additional websites under our gourmet food business unit: Uptown Prime, offering premium meats and now premium seafood; and Cherry Moon Farms, offering fresh premium fruits. In any possible future expansion of our categories, we intend to leverage our e-commerce platform, marketing and shipping relationships and customer base to develop opportunities for us and other retailers using our platform to offer perishable products. While our market platform has been incorporated into and tested in the online floral retail market, we cannot predict whether it can be successfully applied to other perishable product categories over time. In addition, expansion of our business strategy into new product categories may require us to incur significant marketing expenses, develop relationships with new suppliers and comply with new regulations. These requirements could strain our management, financial and operational resources. Additional challenges that may affect our ability to expand into new product categories include our ability to:

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

We cannot be certain that we will be able to successfully address any or all of these challenges in a manner that will enable us to expand our business into new product categories in a cost-effective or timely manner. If our new product categories are not received favorably by consumers, our reputation and the value of the applicable new brand and our other brands could be damaged. The lack of market acceptance of our new product categories or our inability to generate satisfactory net sales from any expanded product categories to offset their cost could harm our business.

We depend on a single third-party carrier, and the failure of this carrier to deliver our product offerings in a timely or accurate manner could harm our business.

We currently rely primarily on a single third-party carrier, FedEx, for shipments of our products to customers. We are therefore subject to the risks, including capacity and volume constraints, security concerns, employee strikes or other labor stoppages, inclement weather, equipment failures or other delays and fluctuations in fuel costs, associated with FedEx’s ability to provide timely and cost-effective order fulfillment and delivery services to meet our distribution and shipping needs. Under our contract with FedEx, we have agreed to waive specified refunds and guarantees for service failures and for commitment times during our seasonal peak periods in exchange for favorable pricing on our shipments with FedEx. Failure to deliver products to our customers in a timely and accurate manner would harm our reputation, our brands and our results of operations.

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

We depend on three suppliers for approximately 50% of our flower products, and the loss of any of these suppliers could harm our business.

For the three months ended September 30, 2004, and for fiscal year 2004 we depended upon three suppliers for approximately 53.2% and 44.2% of our flower products, respectively. If any one of these three flower suppliers were to become unable or unwilling to continue to supply flowers to our customers, our business could be harmed. We do not have long-term contracts with any of our flower suppliers for order fulfillment, and these suppliers can terminate their relationships with us at any time. If a flower supplier discontinues its relationship with us, we will be required to obtain a suitable replacement, which may cause delays in delivery or a decline in product quality, leading to customer dissatisfaction and loss of customers. We expect to encounter similar risks as we develop our premium meat and fruit and other perishable product supplier relationships.

If our marketing efforts are not effective, our brands may not achieve the broad recognition necessary to succeed.

We believe that broader recognition and a favorable consumer perception of our brands, including our Provide Commerce, ProFlowers, Uptown Prime and Cherry Moon Farms brands, are essential to our future success. Accordingly, we intend to pursue an aggressive brand-enhancement strategy through a variety of online and offline marketing and promotional techniques, involving the Internet, print, radio, email, direct mail, public relations and television. These initiatives will involve significant expense. If our brand enhancement strategy is unsuccessful, these expenses may never be recovered and we may be unable to increase future net sales. Successful positioning of the Provide Commerce, ProFlowers, Uptown Prime and Cherry Moon Farms brands will largely depend on:

•	the success of our advertising and promotional efforts;

•	our ability to provide a consistent, high-quality customer experience; and

•	our ability to continue to provide high-quality products to our customers in a timely manner.

Due to the change in our corporate name in September 2003 and expansion of our product categories in October 2003, our ProFlowers brand is our only brand that has received broader recognition by customers who associate it with our www.proflowers.com website and the sale of flowers and floral products. To increase awareness of our new corporate name and brands and our other proposed brands and product offerings, we will need to continue to spend significant amounts on advertising and promotions. These expenditures may not result in a sufficient increase in net sales to cover such advertising and promotional expenses. In addition, even if brand recognition increases, the number of new customers or the number of transactions on our branded websites may not increase. Also, even if the number of new customers increases, those customers may not purchase products through our branded websites on a regular basis.

We have historically experienced seasonality in our business, which we expect to continue and which could cause our operating results to fluctuate.

We have historically experienced seasonality in our ProFlowers business due to the nature of our products, and we expect this seasonality to continue. Our net sales and earnings are generally lowest in the third calendar quarter, our first fiscal quarter. Sales of our products are highly concentrated in the first calendar quarter, due to Valentine’s Day, the second calendar quarter, due to Mother’s Day and Easter, and the fourth calendar quarter, due to the Thanksgiving and end-of-year holidays. In anticipation of increased sales activity during these periods, we utilize a significant number of temporary employees to supplement our permanent staff. We also increase our inventory levels at our distribution facilities. If net sales during these periods do not meet our expectations, we may not generate sufficient net sales to offset these increased costs and our operating results may suffer.

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

As a result, these current and potential competitors may be able to secure merchandise from suppliers on more favorable terms, and may be able to adopt more aggressive pricing policies. Other companies in the retail and e-commerce service industries may enter into business combinations or alliances that strengthen their competitive positions. These business combinations or alliances might prevent them from also entering into relationships with us or prevent us from taking advantage of such combinations or alliances. They also may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. Intense competition may lead to:

•	price reductions, decreased net sales and lower profit margins;

•	loss of market share; or

•	increased marketing expenditures.

Failure to provide our customers with high-quality products and customer service may harm our brand and cause our net sales to decline.

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

We believe that our strategic relationships with leading Internet portal companies, other online retailers, radio advertisers and direct marketers are critical to attract customers, facilitate broad market acceptance of our products and brands and enhance our sales and marketing capabilities. For example, 31.5% of our total customer orders placed in fiscal 2004 were generated from customers who linked to our website from websites operated by other retailers or Internet portal companies with whom we have a strategic relationship. A failure to maintain existing and to establish additional strategic online relationships that generate a significant amount of traffic from other websites could limit the growth of our business. Establishing and maintaining relationships with leading Internet portal companies, other online retailers, radio advertisers and direct marketers is competitive and expensive. In particular, many

Internet portal companies have significantly increased their rates. We may not successfully enter into additional relationships or renew existing ones beyond their current terms. We may also be required to pay significant fees to maintain and expand existing relationships. Further, many Internet portal companies, other online retailers, radio advertisers and direct marketers that we may approach to establish an advertising presence or with whom we already have an existing relationship may also provide advertising services for our competitors. As a result, these companies may be reluctant to enter into, maintain or expand a relationship with us. Our net sales may suffer if we fail to enter into new relationships or maintain or expand existing relationships, or if these relationships do not result in traffic sufficient to justify their costs.

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

We intend to grow a portion of our business and product categories through relationships with other branded retailers and direct marketers that use our platform to sell under their brands. We currently have arrangements with Martha Stewart Living Omnimedia, Albertson’s, Inc., another two Fortune 100 retailers and other retailers. Under our agreement with Martha Stewart Living Omnimedia, we use our platform to operate the floral website of Martha Stewart Living Omnimedia. Our agreement with Martha Stewart Living Omnimedia may be terminated by either party upon 120 days prior notice. Under our agreement with Albertson’s, we provide our market platform and products for Albertson’s online floral business. Our agreement with Albertson’s is for a three- year term, automatically renewable for additional one-year periods, unless prior notice is given. Our agreement with Albertson’s may be terminated by either party for specified reasons, including bankruptcy or cessation of business by the other party. It may also be terminated by the non-breaching party 60 days after notification of an uncured breach of the agreement. While we are not dependent on these agreements and while these agreements represented an immaterial percentage of our net sales in fiscal 2004 and 2003, any termination of these agreements, or failure to enter into similar agreements, could adversely affect this aspect of our business model.

If the supply of flowers or any other perishable product we offer for sale becomes limited, the price of these products could rise or these products may be unavailable and our net sales and gross margins could decline.

Many factors, such as weather conditions, agricultural limitations and restrictions relating to the management of pests and disease, affect the supply of flowers and the price of our floral products. If the supply of flowers available for sale is limited, prices for flowers could rise, which could cause customer demand for our floral products to be reduced and our net sales and gross margins to decline. Alternatively, we may not be able to obtain high-quality flowers in an amount sufficient to meet customer demand. Even if available, flowers from alternate sources may be of lesser quality and/or may be more expensive than those currently offered by us. We expect that we will encounter similar risks with premium meat, fresh fruit and other perishable products as we expand our e-commerce platform into these product categories.

In the first quarter of fiscal 2005 and fiscal 2004, 59.2% and 60.0%, respectively, of the flowers we sold were grown by farmers located abroad, primarily in Colombia, Ecuador and Holland, and we expect that this will continue in the future. We also may purchase premium meat, fresh fruit and other perishable products from suppliers in foreign countries. The availability and price of these products could be affected by a number of other factors affecting foreign suppliers, including:

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

Despite any precautions we may take, the occurrence of a natural disaster, the closure of a hosting facility we are using without adequate notice for financial reasons or other unanticipated problems could result in lengthy interruptions in our services. In addition, the failure by our hosting facilities to provide our required data communications capacity could result in interruptions in our service. Any slowdown, damage to or failure of our systems could result in interruptions in our service. We cannot assure you that we will adequately, and in a timely manner, implement systems to improve the speed, security and availability of our Internet and telecommunications systems. Frequent or long service delays or interruptions in our service or disruptions during a peak holiday season will reduce our net sales and profits, and our reputation and future net sales and profits will be harmed if our customers believe that our system is unreliable.

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

We fulfilled 27.1% of our flower orders in the three months ended September 30, 2004 and 19.4% of our flower orders in fiscal year 2004 through our Miami distribution facility. In the future, we may be unable to fulfill our customers’ orders through the Miami distribution facility in a timely manner, or at all, due to a number of factors, including:

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

Our net sales may not grow if the Internet does not continue to grow as an accepted medium for commerce in flowers and other perishable product categories. Consumer use of the Internet as a medium for commerce, and especially commerce in perishable products, is a recent phenomenon that is subject to a level of uncertainty. A number of factors may inhibit Internet usage, including:

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

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, will increase our expenses as we evaluate the implications of new rules and devote resources to respond to the new requirements. The Sarbanes-Oxley Act mandates, among other things, that companies adopt new corporate governance measures and imposes comprehensive reporting and disclosure requirements, sets stricter independence and financial expertise standards for audit committee members and imposes increased civil and criminal penalties for companies, their chief executive officers and chief financial officers and directors for securities law violations. In particular, we expect to incur additional administrative expense and devote substantial management time as we implement Section 404 of the Sarbanes-Oxley Act, which requires management to report on, and our independent registered public accounting firm to attest to, our internal controls. In addition, The Nasdaq National Market, on which our common stock is listed, has also adopted comprehensive rules and regulations relating to corporate governance. These laws, rules and regulations have increased and will continue to increase the scope, complexity and cost of our corporate governance, reporting and disclosure practices, which could harm our results of operations and divert management’s attention from business operations. We also expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance in the future, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. Further, our directors and executive officers could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficultly attracting and retaining qualified directors and executive officers, which would adversely affect our business.

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

We expect to continue to experience growth in the scope of our operations and the number of our employees. If this growth continues, it will place a significant strain on our management team and on our operational and financial systems, procedures and controls. Our future success will depend in part on the ability of our management team to manage any growth effectively. This will require our management to:

•	maintain our cost structure at an appropriate level based on the net sales we generate;

•	manage multiple, concurrent development projects;

•	hire and train additional personnel;

•	implement and improve our operational and financial systems, procedures and controls; and

•	manage operations in multiple time zones.

Any failure to successfully manage our growth could distract management’s attention, and result in our failure to execute our business plan.

If we are required to collect sales and use taxes on the products we sell in additional jurisdictions, we may be subject to liability for past sales and our future sales may decrease.

In accordance with current industry practice and our interpretation of current law, as of September 30, 2004, we did not collect sales and use taxes or other such taxes with respect to shipments of goods into states other than California, Florida, Indiana, Kansas, Mississippi, New Jersey, Ohio, Pennsylvania, Texas and Washington. The operation of our distribution facilities, the operations of any future distribution facilities and other aspects of our evolving business may, however, result in increased sales and use tax obligations. Some states have sought or are now seeking to impose sales or other tax collection obligations on companies that engage in electronic commerce as we do. Federal legislation limits the imposition of U.S. state and local taxes on Internet-related sales. In 1998, Congress passed the Internet Tax Freedom Act, which placed a moratorium on state and local taxes on Internet access, unless such tax was already imposed prior to October 1, 1998, and on discriminatory taxes on electronic commerce. This moratorium expired in November 2003. Congress is currently debating several proposals to retain the moratorium. If no moratorium proposals are adopted, state and local governments may be free to impose new taxes on electronically purchased goods. Congress could also pass alternative proposals allowing state and local governments to impose taxes on electronic commerce. In either event, we could be required to pay past and collect future sales and use taxes in states other than those in which we already collect such taxes.

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

As of October 31, 2004, our largest stockholder and persons affiliated with our largest stockholder beneficially owned 35.0% of our outstanding common stock. In addition, as of the same date, our executive officers, directors and other stockholders holding more than 5% of our outstanding capital stock and their affiliates, in the aggregate, beneficially owned approximately 46.3% of our outstanding common stock. These persons, acting together, may have the ability to control our management and affairs. Our majority stockholder and persons affiliated with our majority stockholder will have the ability to exert significant influence over the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may harm the market price of our common stock by, among other things:

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

If our common stockholders sell substantial amounts of common stock in the public market, or if the market perceives that these sales may occur, the market price of our common stock may decline. Certain of our directors and executive officers, including our chairman and our chief executive officer, have established programmed selling plans under Rule 10b5-1 for the purpose of effecting sales of common stock. We have also registered all shares of common stock that we may issue under our employee benefits plans. As a result, these shares can be freely sold in the public market upon issuance, subject to restrictions under the securities laws. In addition, the holders of approximately 6,170,870 shares of common stock, based upon shares outstanding as of October 31, 2004 and assuming exercise of such holders’ outstanding options and warrants, will have rights, subject to some conditions, to require us to file registration statements covering the resale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. These registration rights of our stockholders could impair our ability to raise capital by depressing the price at which we could sell our common stock.

Our future capital needs are uncertain and we may need to raise additional funds in the future, and such funds may not be available on acceptable terms or at all.

Our capital requirements will depend on many factors, including:

•	changes in our operating plan;

•	lower than anticipated net sales;

•	increased expenses in new technology and research and development projects;

•	the number and timing of acquisitions and other strategic transactions; and

•	the costs associated with our expansion, if any.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At September 30, 2004, we did not have any balances outstanding under our bank line of credit arrangement (which we terminated in October 2003); however, the amount of outstanding debt at any time may fluctuate and we may from time to time be subject to refinancing risk. We do not believe that a change of 100 basis points in interest rates would have a material effect on our results of operations or financial condition. We derive substantially all of our net sales from sales within the U.S. We have business relationships with foreign growers and other vendors. Approximately $45,000 or 47.7% of total payments to these foreign growers and vendors for the three months ended September 30, 2004 was made in U.S. dollars. Although transactions in foreign currencies represent approximately 52.3% of total payments to foreign vendors, the amount is less than 1% of total payments to all vendors and suppliers. Since transactions in foreign currencies are immaterial to us as a whole, we do not consider it necessary to hedge against currency risk at this time.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) During the quarter ended September 30, 2004, we issued the following securities to certain of holders of the previously issued warrants to purchase shares of our common stock:

On July 1, 2004, we issued 2,592 shares of our common stock upon the cash exercise of a previously issued warrant to purchase shares of our common stock.

On July 6, 2004, we issued 39,255 shares of our common stock upon the cash exercise of a previously issued warrant to purchase shares of our common stock.

On August 20, 2004, we issued 1,296 shares of our common stock upon the cash exercise of a previously issued warrant to purchase shares of our common stock.

On August 31, 2004, we issued 2,592 shares of our common stock upon the cash exercise of a previously issued warrant to purchase shares of our common stock.

On September 1, 2004, we issued 2,026 shares of our common stock upon the cashless exercise of a previously issued warrant to purchase shares of our common stock.

On September 27, 2004, we issued 6,277 shares of our common stock upon the cashless exercise of a previously issued warrant to purchase shares of our common stock.

On September 30, 2004, we issued 30 shares of our common stock upon the cashless exercise of a previously issued warrant to purchase shares of our common stock.

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

(b) Our initial public offering of common stock, $0.001 par value, was effected through a Registration Statement on Form S-1 (File No. 333-109009) that was declared effective by the Securities and Exchange Commission on December 16, 2003. The net offering proceeds to us, after deducting underwriting discounts and commissions and estimated offering expenses, were approximately $34.6 million. As of September 30, 2004, we have not used any of the net proceeds from the offering. We intend to use the net proceeds from the offering for: (i) sales and marketing activities; (ii) promotion of existing and future product categories; and (iii) general corporate purposes. In addition, we may use a portion of the net proceeds to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. We have no commitments with respect to any acquisition or investment.

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

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit 3.1(1)	Amended and Restated Certificate of Incorporation of the Company (Filed as Exhibit 3.4).

Exhibit 3.2(1)	Bylaws of the Company, as amended (Filed as Exhibit 3.6).

Exhibit 4.1(1)	Specimen stock certificate for shares of Common Stock of the Company (Filed as Exhibit 4.2).

Exhibit 4.2(1)	Investors’ Rights Agreement, dated December 29, 1999 by and among us and the parties named therein (Filed as Exhibit 10.3).

Exhibit 4.3(1)	Amendment Number One to the Investors’ Rights Agreement, dated March 31, 2000, by and among us and parties named therein (Filed as Exhibit 10.5).

Exhibit 4.4(1)	Amendment No. 1 to the Investors’ Rights Agreement, dated May 18, 2000 by and among us and parties named therein (Filed as Exhibit 10.6).

Exhibit 4.5(1)	Amended and Restated Stockholders Agreement, dated December 29, 1999, by and among us and parties named therein (Filed as Exhibit 10.4).

Exhibit 4.6(1)	Amendment Number One to the Amended and Restated Stockholders Agreement, dated March 31, 2000, by and among us and parties named therein (Filed as Exhibit 10.7).

Exhibit 4.7(1)	Amendment Number Two to the Amended and Restated Stockholders Agreement, dated August 11, 2000, by and among us and parties named therein (Filed as Exhibit 10.8).

Exhibit 4.8(1)	Amendment Number Three to the Amended and Restated Stockholders Agreement, dated June 25, 2000, by and among us and parties named therein (Filed as Exhibit 10.8).

Exhibit 10.31(2)#	First Amendment to Employment Agreement, dated September 24, 2004, between us and William Strauss.

Exhibit 10.42	Warrant to Purchase Common Stock, dated November 29, 1999 and reissued upon partial exercise July 7, 2004, issued by us to Vantage Venture Partners, L.P.

Exhibit 10.43#	Form of Stock Option Agreement for the 2003 Stock Incentive Plan.

Exhibit 10.44#	Form of Stock Issuance Agreement for the 2003 Stock Incentive Plan.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-1 (No. 333-109009) filed on September 22, 2003, as amended thereafter.
(2)	Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended June 30, 2004.
#	Indicates management contract or compensatory plan.
*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Provide Commerce, Inc., whether made before or after the date hereof, regardless of any general incorporate language in such filing.

PROVIDE COMMERCE, INC.

September 30, 2004

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Provide Commerce, Inc.

Date: November 10, 2004	By:	/s/ Rex E. Bosen
Rex E. Bosen
Vice President, Finance and Accounting