Form 10-Q
period 2004-12-31
PROVIDE COMMERCE INC
filed 2005-02-03
CIK 1263756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

As of December 31, 2004, the registrant had 12,151,581 shares of common stock outstanding.

PROVIDE COMMERCE, INC.

QUARTERLY REPORT

FORM 10-Q

*	No information provided due to inapplicability of item.

PROVIDE COMMERCE, INC.

FINANCIAL STATEMENTS

Index

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited):

Balance Sheets – December 31, 2004 and June 30, 2004

Statements of Operations – Three and six months ended December 31, 2004 and 2003

Statements of Cash Flows – Six months ended December 31, 2004 and 2003

Notes to Financial Statements

PROVIDE COMMERCE, INC.

BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	December 31, 2004	June 30, 2004
Assets
Current assets:
Cash and cash equivalents	$25,681	$18,210
Marketable securities	40,272	41,218
Accounts receivable, net of allowance for doubtful accounts of $60 and $105 at December 31, 2004 and June 30, 2004, respectively	970	1,372
Inventory, net	1,745	1,343
Prepaid expenses and other current assets	1,313	652
Deferred tax assets	4,558	4,482

Total current assets	74,539	67,277

Property and equipment, net	6,590	4,626
Deferred tax assets	6,334	5,953
Other assets	2,349	2,369

Total assets	$89,812	$80,225

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrued liabilities	$17,615	$13,010
Accrued compensation	2,261	2,812
Income tax payable	—	943
Deferred revenue	532	325
Current portion of capital lease	—	48

Total current liabilities	20,408	17,138

Accrued pension costs	772	576
Deferred compensation	894	186

Commitments

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding at December 31, 2004 and June 30, 2004.	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 12,151,581 shares and 11,665,913 shares issued and outstanding at December 31, 2004 and June 30, 2004, respectively.	12	12
Additional paid-in capital	101,397	95,974
Deferred stock-based compensation	(3,076)	(2,663)
Accumulated other comprehensive loss	(137)	(53)
Accumulated deficit	(30,458)	(30,945)

Total stockholders’ equity	67,738	62,325

Total liabilities and stockholders’ equity	$89,812	$80,225

See accompanying notes.

PROVIDE COMMERCE, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Net sales	$33,458	$23,278	$53,379	$36,228
Cost of sales	17,833	13,110	28,441	20,445

Gross profit	15,625	10,168	24,938	15,783

Operating expenses:
Selling and marketing	7,529	5,308	12,418	8,123
General and administrative	4,565	3,127	8,440	5,676
Information technology systems	1,217	1,020	2,356	1,832
Stock-based compensation	752	569	1,378	757

Total operating expenses	14,063	10,024	24,592	16,388

Operating income (loss)	1,562	144	346	(605)
Other income, net	313	26	582	38

Income (loss) before income tax	1,875	170	928	(567)
Income tax provision	891	—	441	—

Net income (loss)	984	170	487	(567)
Preferred stock dividend	—	—	—	(1,500)

Net income (loss) attributable to common stockholders	$984	$170	$487	$(2,067)

Net income (loss) per common share:
Basic	$0.08	$0.03	$0.04	$(0.33)
Diluted	$0.07	$0.01	$0.04	$(0.33)

Weighted average common shares outstanding:
Basic	11,965,133	6,738,803	11,905,417	6,270,108

Diluted	13,813,430	11,365,470	13,618,705	6,270,108

Stock-based compensation is allocated as follows:
Cost of sales	$5	$—	$10	$—
Selling and marketing	278	220	494	324
General and administrative	360	312	681	381
Information technology systems	109	37	193	52

Total stock-based compensation	$752	$569	$1,378	$757

See accompanying notes.

PROVIDE COMMERCE, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands, except share and per share data)

	Six months ended December 31,
	2004	2003
Operating activities:
Net income (loss)	$487	$(567)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	1,275	749
Stock-based compensation	1,378	757
Tax benefit from the exercise of stock options	1,556	—
Non-cash interest expense in connection with issuance of warrants for line of credit	—	24
Changes in operating assets and liabilities:
Accounts receivable	401	(64)
Inventory	(402)	(38)
Prepaid expenses and other current assets	(427)	15
Accounts payable and other accrued liabilities	4,605	5,189
Accrued compensation	(551)	(642)
Accrued pension costs	196	—
Deferred compensation	709	—
Deferred revenue	208	196
Accrued and deferred income taxes	(1,633)	—
Other assets	20	(27)

Net cash provided by operating activities	7,822	5,592

Investing activities:
Purchases of property and equipment	(3,239)	(1,584)
Proceeds from note receivable	—	27
Purchases of marketable securities	(20,614)	—
Sales/maturities of marketable securities	21,475	—

Net cash used in investing activities	(2,378)	(1,557)

Financing activities:
Payment of long-term debt and capital lease obligations	(48)	(61)
Common stock issued in connection with public offerings	1,353	34,592
Dividend paid to preferred stockholders	—	(1,500)
Proceeds from exercise of common stock options and warrants	722	101

Net cash provided by financing activities	2,027	33,132

Net increase in cash and cash equivalents	7,471	37,167
Cash and cash equivalents at beginning of the period	18,210	11,496

Cash and cash equivalents at end of the period	$25,681	$48,663

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1	$4
Income taxes	$517	$335

Non-cash financing activities:
Stock-based compensation associated with employee and consultant stock options	$1,378	$757
Conversion of preferred stock to common stock in connection with initial public offering	$—	$6
Tax benefit from the exercise of stock options	$1,556	$—
Unrealized gain (loss) on marketable securities	$(84)	$—

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

Net Income (Loss) Per Share

Basic net income (loss) per common share is calculated by dividing net income (loss) for the period by the weighted average common shares outstanding during the period, less shares subject to repurchase. Diluted income (loss) per share is calculated by dividing the net income (loss) for the period by the weighted average common shares outstanding, adjusted for all dilutive potential common shares, which includes shares issuable upon the exercise of outstanding common stock options, convertible preferred stock and other contingent issuances of common stock to the extent these shares are dilutive. The Company incurred a loss for the six months ended December 31, 2003 and, accordingly, has excluded all convertible preferred stock, shares issuable upon exercise of common stock options, warrants and shares subject to repurchase from the calculation of diluted net loss per common share for that period as follows:

	Three months ended December 31,		Six months ended December 31,
	2004	2003	2004	2003
Numerator
Net income (loss)	$984	$170	$487	$(567)
Preferred stock dividends	—	—	—	(1,500)

Net income (loss) attributable to common stockholders	$984	$170	$487	$(2,067)

Denominator
Basic:
Weighted average common shares outstanding	11,965	6,750	11,906	6,283
Less: Weighted average shares subject to repurchase	—	(11)	—	(13)

Denominator on basic calculation	11,965	6,739	11,906	6,270

Basic net income (loss) per common share	$0.08	$0.03	$0.04	$(0.33)

Diluted:
Weighted average common shares outstanding	11,965	6,739	11,906	6,270
Weighted average dilutive effect of convertible Series A preferred stock	—	636	—	—
Weighted average dilutive effect of convertible Series B preferred stock	—	1,707	—	—
Weighted average dilutive effect of warrants	388	721	367	—
Weighted average dilutive effect of common stock options	1,460	1,563	1,346	—

Denominator on diluted calculation	13,813	11,366	13,619	6,270

Diluted net income (loss) per common share	$0.07	$0.01	$0.04	$(0.33)

PROVIDE COMMERCE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share data)

The following table summarizes potential common shares that are not included in the denominator used in net loss per common share for the six months ended December 31, 2003, because to do so would be anti-dilutive for the period presented:

Six months ended December 31, 2003
Options to purchase common stock	2,217
Warrants to purchase common stock	975

Total	3,192

Stock-based Compensation

Effective July 1, 2002, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). The Company selected the prospective method, which is one of the six transition methods allowed by SFAS No. 148, Accounting for Stock-based Compensation—Transition and Disclosure, to transition to the fair value method of measuring stock-based compensation expense. Under the prospective method, the Company expensed only those employee stock options that were granted or modified after July 1, 2002. The majority of awards under the Company’s plans vest over a period of four years. The expense associated with stock compensation is amortized over the vesting period of the individual award using an accelerated method of amortization consistent with the method described in FASB Interpretation No. 28.

The effect of applying the fair value recognition provisions of SFAS 123 to stock-based employee compensation for all outstanding and unvested awards in periods prior to July 1, 2002, on net income (loss) and earnings per common share for the three or six months ended December 31, 2004 did not result in pro forma income which is materially different from the reported amount. Therefore, such pro forma information is not presented herein.

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

Recently Issued Accounting Standards

The Company adopted the fair-value-based method of accounting for stock-based payments effective July 1, 2002 using the prospective method described in FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Currently, the Company uses the Black-Scholes formula to estimate the value of stock options granted to employees and expects to continue to use this acceptable option valuation model upon the required adoption of Statement 123(R) on July 1, 2005. Because Statement 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because the Company adopted Statement 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation cost for some previously granted awards that were not recognized under Statement 123 will be recognized under Statement 123(R). The Company does not anticipate that this will have a material effect on its financial statements. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to our annual consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $1,556 for the six months ended December 31, 2004 and $246, $0, and $0 in fiscal years ended June 30, 2004, 2003 and 2002, respectively.

3. Stockholders’ Equity

Common Stock

In September 2003, the Company’s Board of Directors approved an amendment to the certificate of incorporation and increased the authorized common stock to 50,000,000 shares, which became effective December 22, 2003 in connection with the Company’s initial public offering. During the six months ended December 31, 2004, the Company issued 385,668 shares of common stock upon the exercise of outstanding options and warrants.

At December 31, 2004, 155 shares were subject to repurchase at the original issuance price. The shares are subject to repurchase at the election of the company in the event the employees are terminated. There will be little or no consideration paid for these shares in the event they are repurchased.

On July 7, 2004, the Company completed a secondary public offering whereby 1,981,019 shares of common stock were sold at an offering price of $19.63 per share. Of the 1,981,019 shares sold, 100,000 shares were sold by the Company and an aggregate of 1,881,019 shares were sold by selling stockholders. The Company received net proceeds of approximately $1,353 in connection with the secondary offering.

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

4. Deferred Compensation Plan

In November 2003, the compensation committee of the Board of Directors approved a Deferred Compensation Plan which became effective in January 2004. The Deferred Compensation Plan is an unfunded non-qualified plan for the benefit of non-employee directors and certain designated management and highly compensated employees of the Company. The plan permits participants to defer receipt of certain compensation, as well as certain income for stock option exercises. In addition, the Company may elect to make a matching contribution to any or all of the participants in an amount of fifty percent (50%) of the participant’s deferred annual base salary or annual bonus, but in no event shall the matching contributions exceed ten percent (10%) of the participant’s annual base salary with respect to deferrals of base salary or ten percent (10%) of the participant’s annual bonus with respect to deferrals of annual bonus. As of June 30, 2004 and December 31, 2004, the Company had deferred compensation of $186 and $894, respectively, related to the Deferred Compensation Plan.

5. Supplemental Executive Retirement Plan

In November 2003, the compensation committee of the Board of Directors approved a Supplemental Executive Retirement Plan (the “SERP”) which became effective in January 2004. The SERP is an unfunded non-qualified plan for the benefit of certain non-employee directors, designated management and highly compensated employees of the Company. Participants under the SERP will be due a benefit (as defined for purposes of the SERP) upon early or normal retirement, disability, death or other termination of employment. The ordinary benefit is a benefit equal to 0.015 multiplied by the number of years of service to the Company and multiplied by the participant’s final average compensation, and reduced by amounts paid under the Deferred Compensation Plan. Amounts due under the SERP will be paid in equal installments over 15 years commencing at normal retirement (age 65). If an ordinary benefit commences prior to normal retirement, the participant will receive the actuarial equivalent of his or her vested benefit at normal retirement, generally to be paid over 15 years. The benefit for our chairman as of December 31, 2004 is $232 payable annually over 20 years commencing upon retirement. The following is a summary of our net periodic benefit cost included the following components for the three and six months ended December 31, 2004:

	Three Months Ended December 31, 2004	Six Months Ended December 31, 2004
Service Cost	$73	$147
Interest Cost	16	32
Amortization	9	17

Net periodic benefit cost	$98	$196

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

6. Income Tax

During the three and six months ended December 31, 2004, the Company recognized a tax expense of $891 and $441, respectively, an effective tax rate of 47.5%. The high effective tax rate anticipated for the year is a result of the stock-based compensation recognized under SFAS 123. No benefit or expense was recorded during the three and six months ended December 31, 2003 due to the valuation allowance against net deferred tax assets during those periods.

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

PROVIDE COMMERCESM, PROFLOWERS®, UPTOWN PRIME® and CHERRY MOON FARMSSM, are trademarks or service marks of Provide Commerce, Inc. We have trademark rights in these marks in the U.S. and have registrations issued and pending in the U.S. We also have registrations issued or pending for the trademark PROFLOWERS in Australia, Brazil, Canada, the European Union, Japan, Mexico, New Zealand and Switzerland. This report also refers to brand names, trademarks, service marks and trade names of other companies and organizations, and these brand names, trademarks, service marks and trade names are the property of their respective holders.

Overview

We operate an e-commerce marketplace of websites for perishable goods that consistently delivers fresh, high-quality products direct from the supplier to the customer at competitive prices. We combine an online storefront, proprietary supply chain management technology, established supplier relationships and integrated logistical relationships with FedEx and UPS to create a market platform that bypasses traditional supply chains of wholesalers, distributors and retailers. The benefits to our customers include freshness, quality, price and selection, all with a guaranteed delivery date. The benefits to our suppliers include enhanced margins, broader customer reach and better inventory management. We believe our business model is highly scalable with low capital investment requirements beyond our existing technology and systems and minimal inventory carrying costs.

We were incorporated in February 1998 and officially launched our website, www.proflowers.com, in August 1998. Since inception, we have focused on developing our supply chain management technology, refining and broadening our relationships with our delivery partners, generating flower sales, establishing and promoting our brands, pursuing relationships with other retailers, and preparing to launch websites featuring additional product offerings.

We plan to assess and target additional categories based on our market platform’s ability to add value by streamlining the supply chain for the benefit of customers and suppliers. We have identified premium meat and fresh fruit as initial categories where we believe we can leverage our customer base, marketing and distribution relationships and infrastructure. In October 2003, we launched and are now operating Uptown Prime at www.uptownprime.com, offering premium meats and seafood, and Cherry Moon Farms at www.cherrymoonfarms.com, offering fresh premium fruits.

In July 2004, we completed a secondary public offering whereby 1,981,019 shares of our common stock were sold at an offering price of $19.63 per share. Of the 1,981,019 shares sold, 100,000 shares were sold by us and an aggregate of 1,881,019 shares were sold by selling stockholders. We received net proceeds of approximately $1.3 million in connection with the secondary offering.

To date, we have derived our net sales primarily from the sale of flowers, plants and gifts from our www.proflowers.com website and the sale of gourmet food from our www.uptownprime.com and www.cherrymoonfarms.com websites. For the three months ended December 31, 2004, we reported net sales of $33.5 million, an increase of 43.8% from $23.3 million for the three months ended December 31, 2003 and net income of $1.0 million as compared to net income of $0.2 million for the three months ended December

31, 2003. For the six months ended December 31, 2004, we reported net sales of $53.4 million, an increase of 47.5% from $36.2 million for the six months ended December 31, 2003, and net income of $0.5 million as compared to a net (loss) of $(0.6) million for the six months ended December 31, 2003.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of net sales for the three and six months ended December 31, 2004, and 2003:

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Statements of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	53.3	56.3	53.3	56.4

Gross profit	46.7	43.7	46.7	43.6

Operating expenses:
Selling and marketing	22.5	22.8	23.3	22.4
General and administrative	13.6	13.5	15.8	15.7
Information technology systems	3.6	4.4	4.4	5.1
Stock-based compensation	2.2	2.4	2.6	2.1

Total operating expenses	42.0	43.1	46.1	45.3

Operating income (loss)	4.7	0.6	0.6	(1.7)
Other income, net	0.9	0.1	1.1	0.1

Income (loss) before income tax	5.6	0.7	1.7	(1.6)
Income tax provision	2.7	—	0.8	—

Net income (loss)	2.9%	0.7%	0.9%	(1.6)%

Net Sales

	Three Months Ended December 31,			Six Months Ended December 31,
	2004	2003	% Increase (Decrease)	2004	2003	% Increase (Decrease)
	(In millions, except percentages)
Net sales	$33.5	$23.3	43.8%	$53.4	$36.2	47.5%

Our net sales are derived primarily from the sale of flowers, plants and gifts from our www.proflowers.com website and the sale of gourmet food from our www.uptownprime.com and www.cherrymoonfarms.com websites. We also generate net sales from fees that we receive from retailers for whom we design and operate websites to sell perishable products under their own brands.

The increase in net sales for the three and six months ended December 31, 2004, compared to the same period last year resulted primarily from an increases in the number of orders by new and existing customers and average order values, as shown below.

	Three Months Ended December 31,			Six Months Ended December 31,
	2004	2003	% Increase (Decrease)	2004	2003	% Increase (Decrease)
	(in thousands, except percentages and average order values)
Database of customers at period end	3,400	2,400	41.7%	3,400	2,400	41.7%
Orders placed by existing customers	431	301	43.2%	701	465	50.8%
Revenue from repeat orders	$20,600	$13,100	57.3%	$33,600	$21,100	59.2%
New customers	202	162	24.7%	319	253	26.1%
Average order value	$45.33	$44.79	1.2%	$45.95	$45.50	1.0%

Growth in the number of new customers for the three and six months ended December 31, 2004 is a result of our advertising and marketing campaigns which are designed to attract and maintain customers. We believe continued strength in repeat orders is a result of our strong customer satisfaction and our retention marketing efforts.

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

We intend to grow our existing flower and meat, fruit and other product categories via arrangements with other branded retailers and direct marketers. We offer a variety of arrangements for branded retailers or direct marketers that want to use our market platform to offer perishable products, including a co-branded website, a private label website or a hybrid of the two. The arrangements are currently structured to involve a combination of revenue sharing and fee-based agreements. For revenue sharing agreements, we pay the retailer a portion of the revenues generated from its website. Fee-based retailer arrangements involve a combination of up-front development costs and per-transaction fees paid to us by the retailer. Our branded retailer arrangements regardless of the payment structure represent an immaterial percentage of our net sales for the three and six months ended December 31, 2004. You must consider our prospects for expanding through relationships with other branded retailers and direct marketers in light of the risks outlined in “Risks and Uncertainties” below.

Gross Profit

	Three Months Ended December 31,			Six Months Ended December 31,
	2004	2003	% Increase (Decrease)	2004	2003	% Increase (Decrease)
	(In millions, except percentages)
Gross profit	$15.6	$10.2	52.9%	$24.9	$15.8	57.6%
Gross profit percentage	46.7%	43.7%		46.7%	43.6%

Our gross profit consists of net sales less cost of sales. Our cost of sales consists primarily of flower and other product costs and shipping charges. Other costs included in cost of sales are producer and delivery supply costs, distribution facility labor costs and the cost of replacement products.

The increase in the gross margin in absolute dollars for the quarter ended December 31, 2004 compared to the same period last year was a result of the increase in net sales combined with a higher gross profit percentage. The increase in cost of sales in terms of gross dollars was principally attributable to the variable costs associated with purchasing and shipping products to our customers and packaging costs.

The increase in the gross margin in absolute dollars for the six months ended December 31, 2004 compared to the same period last year was a result of the increase in net sales combined with a higher gross profit percentage. The increase in cost of sales in terms of gross dollars was principally attributable to the variable cost associated with shipping products to our customers, the direct cost of purchasing products and packaging costs.

The increase in the gross profit percentage for the three and six months ended December 31, 2004 compared to the same periods last year was a result of reduction in shipping costs relative to net sales as a result of implementing ground delivery for many of our products. In addition, we experienced cost savings in accessory costs due to product cost savings and a more profitable product mix. These savings were partially offset by an increase in the costs of replacement products which were sent to our customers affected by severe weather conditions the week of Christmas.

We expect that our gross profit will fluctuate in the future as we expand into new product categories based upon our product mix, average order value, product costs, shipping costs, product replacement and refund rates and handling and packaging costs for the various products.

Selling and Marketing

	Three Months Ended December 31,			Six Months Ended December 31,
	2004	2003	% Increase (Decrease)	2004	2003	% Increase (Decrease)
	(In millions, except percentages)
Selling and marketing	$7.5	$5.3	41.5%	$12.4	$8.1	53.1%
As a percent of net sales	22.5%	22.8%		23.3%	22.4%

Our selling and marketing expenses consist primarily of advertising costs, payroll and payroll related benefits for our category development and marketing and customer service staff, focus groups and other marketing research and promotional expenses. Advertising costs are generally expensed as incurred. For advertising contracts which cover an extended period of time, the costs are expensed over the life of the contract based on the specifics of the contract, such as orders placed, radio spots run or Internet advertisements placed. Our advertising efforts target the acquisition of new customers and repeat orders from existing customers.

The increase in the selling and marketing expenses for the three and six months ended December 31, 2004 compared to the same periods last year was primarily due to an increase in online and offline advertising and promotional costs as a result of our marketing activities designed to generate additional net sales through increases in our number of new customers and repeat purchases by existing customers. In addition, we experienced an increase in payroll and payroll related expenses as our marketing staff headcount has increased in an effort to drive increases in net sales. We also experienced an increase in the cost of our customer service personnel as the increase in net sales has increased headcount of permanent and seasonal customer service representatives.

The decrease in selling and marketing expenses for the three months ended December 31, 2004 as a percentage of sales compared to the same period last year was primarily a result of reductions in online marketing spending and payroll and payroll related costs as a percentage of net sales. These reduced expenses were partially offset by increased spending in offline and direct mail advertising. In addition we experienced a reduction, as a percentage of net sales, in our fixed marketing and advertising costs as these costs do not increase proportionately to the increase in net sales. The increase in selling and marketing expenses for the six months ended December 31, 2004 as a percentage of net sales compared to the same period last year was primarily a result of increased costs related to offline and direct mail advertising, including increased utilization of catalogs. These costs were partially offset by a reduction, as a percentage of net sales, in our online marketing expenditures and in our fixed marketing and advertising costs as these costs do not increase proportionately to the increase in net sales.

We expect selling and marketing expenses to continue to increase in absolute dollars in the future as a result of continued expansion of our sales and marketing infrastructure in support of a broader product portfolio and expanded sales efforts. While we currently expect selling and marketing expenses to increase in absolute dollars, we expect them to remain generally comparable to prior years as a percentage of net sales for the remainder of fiscal 2005. However, as we identify opportunities to increase our growth in net sales, we may increase our marketing expense to take advantage of additional potential net sales.

General and Administrative

	Three Months Ended December 31,			Six Months Ended December 31,
	2004	2003	% Increase (Decrease)	2004	2003	% Increase (Decrease)
	(In millions, except percentages)
General and administrative	$4.6	$3.1	48.4%	$8.4	$5.7	47.4%
As a percent of net sales	13.6%	13.5%		15.8%	15.7%

Our general and administrative expenses consist primarily of payroll and payroll related benefits for our employees, except those associated with fulfillment, customer service, technology and sales and marketing employees. These expenses also include depreciation of fixed assets, facilities costs (other than facilities costs associated with cost of goods sold), credit card fees, insurance, legal and accounting and other professional fees, travel, phone, utilities, bad debt expense and other general corporate expenses.

The increase in absolute general and administrative expenses for the three months ended December 31, 2004 compared to the same period last year was primarily due to increases in expenses related to being a public company including insurance costs, legal and accounting and other professional fees, and an increase in payroll and payroll related benefits as our administrative headcount has increased to meet the demands of our growing company. In addition, we experienced an increase in variable credit card transaction fees as our sales volume has increased. These increases were partially offset by a decrease in chargeback activity from credit card transactions as we have implemented additional security features on our website to combat the use of fraudulant credit cards.

The increase in absolute general and administrative expenses for the six months ended December 31, 2004 compared to the same period last year was primarily due to increases in expenses related to being a public company, including insurance costs, legal and accounting and other professional fees, and increases in payroll and payroll related benefits and depreciation of fixed assets. The increase in payroll and payroll related benefits was a result of increasing headcount in order to support the growth of our company. The increase in depreciation was a result of investments in fixed assets to support our increased sales volumes. These increases were partially offset by a decrease in chargeback activity from credit card transactions as we have implemented additional security features on our website to combat the use of fraudulent credit cards.

The slight increase in general and administrative expenses as a percentage of net sales for the three and six months ended December 31, 2004 compared to the same periods last year was primarily a result of increases in expenses related to being a public company including insurance costs, legal and accounting and other professional fees, and increased depreciation of fixed assets necessary to support the growth in transactional volume. In addition, for the six months ended December 31, 2004 compared to last year, an increase in retirement benefit costs contributed to the increase in general and administrative expense as a percentage of net sales. For both the three and six months ended December 31, 2004, these increases were partially offset by a decrease in credit card chargeback activity from credit card transactions as we have implemented additional security features on our website to combat the use of fraudulent credit cards.

We expect general and administrative expenses to continue to increase in absolute dollars in the future as a result of continued expansion of our administrative infrastructure in support of a broader technology and product portfolio. However, we also anticipate that general and administrative expenses will decrease as a percentage of net sales as a result of net sales growing faster than general and administrative expenses, particularly in high sales volume quarters.

Information Technology Systems

	Three Months Ended December 31,			Six Months Ended December 31,
	2004	2003	% Increase (Decrease)	2004	2003	% Increase (Decrease)
	(In millions, except percentages)
Information technology systems	$1.2	$1.0	20.0%	$2.4	$1.8	33.3%
As a percent of net sales	3.6%	4.4%		4.4%	5.1%

Our information technology systems expenses consist primarily of payroll and payroll related benefits for information technology personnel, engineering consulting expenses, and outside services, including hosting of our Internet servers. Information technology system expenses are expensed as incurred. Information technology system expenses are net of software capitalization of major site and product development efforts under Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use.

The increase in information technology costs in absolute dollars for the three and six months ended December 31, 2004 compared to the same periods last year was a result of an increase in payroll and payroll related benefits necessary to support the increase in sales volumes and the growth of the company. These costs were partially offset by an increase in the capitalized costs associated with internally developed software of approximately $290,000 and $267,000 for the three months ended December 31, 2004 and 2003, respectively, and approximately $624,000 and $513,000 for the six months ended December 31, 2004 and 2003, respectively.

The decline in information technology expense as a percentage of net sales for the three and six months ended December 31, 2004 compared to the same periods last year was caused primarily by our net sales growth, which outpaced our growth in information technology system expenses combined with capitalized information technology expenditures. We expect information technology system expenses to increase in absolute dollars for the remainder of fiscal 2005 compared to fiscal 2004 but to remain at a relatively constant percentage of net sales compared to fiscal 2004 as we continue to invest in our infrastructure to support the growth of our business.

Stock-Based Compensation

	Three Months Ended December 31,			Six Months Ended December 31,
	2004	2003	% Increase (Decrease)	2004	2003	% Increase (Decrease)
	(In millions, except percentages)
Stock-based compensation	$0.8	$0.6	33.3%	$1.4	$0.8	75.0%
As a percent of net sales	2.2%	2.4%		2.6%	2.1%

Stock-based compensation increased during the three and six months ended December 31, 2004 compared to the same periods last year due to the amortization of compensation expense related to options granted in connection with the retention of key employees and hiring of new employees. The increase was due to both an increase in the number of options issued and a higher cost per option as a result of the increase in the market price of our common stock. As a percent of net sales, stock-based compensation decreased during the quarter ended December 31, 2004 as the increase in stock-based compensation expense was less than the increase in net sales. The increase in stock-based compensation as a percentage of net sales for the six months ended December 31, 2004, was due to significantly higher amortization during the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. Prior to fiscal 2003, we accounted for stock-based employee compensation arrangements under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Effective July 1, 2002, we adopted the fair value recognition provisions of SFAS No. 123. We selected the prospective method of adoption described in SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This method applies fair value accounting to all new grants and modification or settlement of old grants after the beginning of the year of adoption. All grants prior to our adoption of SFAS No. 123 will continue to be accounted for under the intrinsic value provision of APB No. 25.

Other Income, Net

	Three Months Ended December 31,			Six Months Ended December 31,
	2004	2003	% Increase (Decrease)	2004	2003	% Increase (Decrease)
	(In millions, except percentages)
Other income, net	$0.3	$0.0	N/A	$0.6	$0.0	N/A	%
As a percent of net sales	0.9%	0.1%		1.1%	0.1%

Other income, net included in the statements of operations primarily consists of interest income and interest expense.

The increase in other income, net for the three and six months ended December 31, 2004 compared to the same periods last year was a result of an increase in investment income from our cash and marketable securities following our initial and secondary public offerings and additions to cash levels generated through continuing operations. In addition, we incurred less interest expense related to our obligation under a capital lease, which lease expired in the second quarter of fiscal 2005.

Income Tax Provision

	Three Months Ended December 31,			Six Months Ended December 31,
	2004	2003	% Increase (Decrease)	2004	2003	% Increase (Decrease)
	(In millions, except percentages)
Income tax provision	$0.9	—	N/A	$0.4	—	N/A
As a percent of net sales	2.7%			0.8%

The income tax expense reflects the anticipated effective tax rate for the year applied to the income before tax for the three and six months ended December 31, 2004. The high effective tax rate anticipated for the year is a result of the stock-based compensation recognized under SFAS 123. No benefit or expense was recorded during the three or six months ended December 31, 2003 due to the valuation allowance against net deferred tax assets during those periods.

Net Income (Loss)

	Three Months Ended December 31,			Six Months Ended December 31,
	2004	2003	% Increase (Decrease)	2004	2003	% Increase (Decrease)
	(In millions, except percentages)
Net income (loss)	$1.0	$0.2	400.0%	$0.5	$(0.6)	N/A
As a percent of net sales	2.9%	0.7%		0.9%	(1.6)%

The change in net income (loss) is a result of the changes in net sales and expenses as previously discussed.

Liquidity and Capital Resources

	December 31, 2004	June 30, 2004	% Increase (Decrease)
	(In millions, except percentages)
Working capital	$54.1	$50.1	8.0%
Cash and cash equivalents	$25.7	$18.2	41.1%
Marketable securities	$40.3	$41.2	(2.2)%

Since our inception, we have financed our operations through sales of stock, and, more recently, internally generated cash flows from operations. The increases in working capital and cash and cash equivalents at December 31, 2004 over June 30, 2004 resulted primarily from working capital generated by operations of approximately $7.8 million combined with the receipt of the net proceeds of $1.4 million from our secondary public offering of common stock, completed in July 2004, reduced by the purchase of fixed assets of approximately $3.2 million.

Net cash provided by operating activities was $7.8 million for the six months ended December 31, 2004. The generation of cash from operations during the period was primarily a result of an increase in accounts payable and other accrued liabilities in combination with cash flow from revenues, less expenses, net of non-cash expenses such as depreciation and stock-based compensation. The increase in accounts payable and other current liabilities was primarily due to the increase in costs associated with increased sales activity during the period compared to the same period last year.

We use cash in investing activities primarily to purchase computer hardware and software, office equipment and furniture. Investing activities also includes the purchase and sale of marketable securities in order to provide for cash flow needs or invest excess cash. Cash used in investing activities during the six months ended December 31, 2004 was primarily a result of the purchase of fixed assets.

Net cash provided by financing activities was $2.0 million for the six months ended December 31, 2004. We currently intend to retain all available funds to support our operations and to finance the growth and development of our business.

In July 2004, we completed a secondary public offering whereby 1,981,019 shares of our common stock were sold at an offering price of $19.63 per share. Of the 1,981,019 shares sold, 100,000 shares were sold by us and an aggregate of 1,881,019 shares were sold by selling stockholders. We received net proceeds of approximately $1.4 million in connection with the secondary offering.

The change in marketable securities is a result of the net sales or purchases of marketable securities to meet our cash requirements or invest additional cash.

We believe that our available cash and cash flows from operations will be sufficient to satisfy our working capital and capital expenditure requirements for at least the next twelve months. Changes in our operating plans, lower than anticipated net sales, increased expenses or other events, including those described in “Risks and Uncertainties” below, may cause us to seek additional debt or equity financing in the future. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants and/or financial ratios that restrict our ability to operate our business.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, estimates are evaluated, including those related to the timing of marketing expense, lives and depreciation of fixed assets, reserves for bad debts and credit card chargebacks, reserves for inventory and impairment of long-lived assets. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Management believes there have been no material changes during the three and six month periods ended December 31, 2004 to the critical accounting policies reported in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended June 30, 2004 as filed with the Securities and Exchange Commission on September 28, 2004.

Recently Issued Accounting Standards

We adopted the fair-value-based method of accounting for stock-based payments effective July 1, 2002 using the prospective method described in FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Currently, we use the Black-Scholes formula to estimate the value of stock options granted to employees and expects to continue to use this acceptable option valuation model upon the required adoption of Statement 123(R) on July 1, 2005. Because Statement 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because we adopted Statement 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation cost for some previously granted awards that were not recognized under Statement 123 will be recognized under Statement 123(R). We do not anticipate that this will have a material effect on its financial statements. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to our annual consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $1,556 for the six months ended December 31, 2004 and $246, $0, and $0 in fiscal years ended June 30, 2004, 2003 and 2002, respectively.

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

Our future net sales and results of operations may fluctuate significantly from quarter to quarter due to a combination of factors, many of which are outside of our control. The most important of these factors include:

•	seasonality;

•	the timing and effectiveness of marketing programs;

•	our ability to enter into and renew key corporate and strategic partnerships;

•	our ability to enter into or renew key marketing arrangements;

•	our ability to compete with traditional and Internet retailers;

•	our ability and the ability of our competitors to deliver high-quality perishable products to customers in a timely manner;

•	the condition of the retail economy; and

•	the timing and effectiveness of capital expenditures.

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

We have a federal tax net operating loss carryforwards at June 30, 2004 of approximately $25.1 million, which represents a substantial amount of our deferred tax assets. In calculating our tax provision, and assessing the likelihood that we will be able to utilize the deferred tax assets, we have considered and weighed all of the evidence, both positive and negative, and both objective and subjective. We have factored in the inherent risk of forecasting net sales and expenses over an extended period of time. We have also considered the potential risks associated with our business, as outlined in other risk factors in this report, and have taken into account material permanent differences in the treatment of net sales and expenses for purposes of financial reporting and tax accounting, such as the treatment of stock options, limitation on meals and entertainment and stock-based compensation.

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

We depend on two third-party carriers, and the failure of these carriers to deliver our product offerings in a timely or accurate manner could harm our business.

We currently rely primarily on two third-party carriers, FedEx and UPS, for shipments of our products to customers. We are therefore subject to the risks, including capacity and volume constraints, security concerns, employee strikes or other labor stoppages, inclement weather, equipment failures or other delays and fluctuations in fuel costs, associated with the carriers’ ability to provide timely and cost-effective order fulfillment and delivery services to meet our distribution and shipping needs. Under our contracts with both parties, we have agreed to waive specified refunds and guarantees for service failures and for commitment times during our seasonal peak periods in exchange for favorable pricing on our shipments with them. Failure to deliver products to our customers in a timely and accurate manner would harm our reputation, our brands and our results of operations.

We re-negotiate various provisions of our agreements with FedEx and UPS on a periodic basis and are subject to possible terminations upon sixty days prior notice with FedEx and thirty days prior notice with UPS. We may face substantial increases in the cost of delivery services from our delivery partners as a result of increases in the prices of gasoline and fuel, heightened security measures or other factors. If in the future we fail to negotiate rates or other terms as favorable to us as the existing terms of our agreement, such failure will adversely affect our business and results of operations. In addition, if for any reason FedEx or UPS is unable or unwilling to deliver products to our customers in a timely manner or on acceptable terms, we may not be able to secure alternative shipping partners on acceptable terms in a timely manner, or at all.

We depend on three suppliers for approximately 50% of our flower products, and the loss of any of these suppliers could harm our business.

For the six months ended December 31, 2004, and for fiscal year 2004 we depended upon three suppliers for approximately 48.1% and 44.2 % of our flower products, respectively. If any one of these three flower suppliers were to become unable or unwilling to continue to supply flowers to our customers, our business could be harmed. We do not have long-term contracts with any of our flower suppliers for order fulfillment, and these suppliers can terminate their relationships with us at any time. If a flower supplier discontinues its relationship with us, we will be required to obtain a suitable replacement, which may cause delays in delivery or a decline in product quality, leading to customer dissatisfaction and loss of customers. We expect to encounter similar risks as we develop our premium meat and fruit and other perishable product supplier relationships.

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

We have historically experienced seasonality in our ProFlowers business due to the nature of our products, and we expect this seasonality to continue. Our net sales and earnings are generally lowest in the third calendar quarter, our first fiscal quarter. Sales of our products are highly concentrated in the first calendar quarter, due to Valentine’s Day, the second calendar quarter, due to Mother’s Day and Easter, and the fourth calendar quarter, due to the Thanksgiving and end-of-year holidays. In addition, due to variability in the date for Easter, earnings comparability between years can be impacted since Easter can occur in either the first or second calendar quarter. In anticipation of increased sales activity during these periods, we utilize a significant number of temporary employees to supplement our permanent staff. We also increase our inventory levels at our distribution facilities. If net sales during these periods do not meet our expectations, we may not generate sufficient net sales to offset these increased costs and our operating results may suffer.

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

The e-commerce market segments in which we currently compete are intensely competitive, and we have many competitors in different industries. Many of the products we offer can be purchased at supermarkets and warehouse stores as well as specialty markets. Our floral competitors include traditional florists, catalog and online floral providers such as Hallmark Flowers, and floral wire services such as FTD, 1-800-FLOWERS and Teleflora. In the premium meat and seafood category, we believe our competitors include specialty butchers, mail order companies, seafood specialty catalogs and other online premium meat providers, such as Omaha Steaks Company. We believe competitors in the fresh fruit category include local farmers’ markets and specialty catalog companies, such as Harry & David. Additionally, we compete with specialty food companies and general gift companies.

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

We intend to grow a portion of our business and product categories through relationships with other branded retailers and direct marketers that use our platform to sell under their brands. We currently have arrangements with Martha Stewart Living Omnimedia, Albertson’s, Inc., another two Fortune 100 retailers and other retailers. Under our agreement with Martha Stewart Living Omnimedia, we use our platform to operate the floral website of Martha Stewart Living Omnimedia. Our agreement with Martha Stewart Living Omnimedia may be terminated by either party upon 120 days prior notice. Under our agreement with Albertson’s, we provide our market platform and products for Albertson’s online floral business. Our agreement with Albertson’s is for a three-year term, automatically renewable for additional one-year periods, unless prior notice is given. Our agreement with Albertson’s may be terminated by either party for specified reasons, including bankruptcy or cessation of business by the other party. It may also be terminated by the non-breaching party sixty days after notification of an uncured breach of the agreement. While we are not dependent on these agreements and while these agreements represented an immaterial percentage of our net sales in fiscal 2004 and 2003, any termination of these agreements, or failure to enter into similar agreements, could adversely affect this aspect of our business model.

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

In the second quarter of fiscal 2005 and in fiscal 2004, 61.5% and 60.0%, respectively, of the flowers we sold were grown by farmers located abroad, primarily in Colombia, Ecuador and Holland, and we expect that this will continue in the future. We also may purchase premium meat, fresh fruit and other perishable products from suppliers in foreign countries. The availability and price of these products could be affected by a number of other factors affecting foreign suppliers, including:

•	import duties and quotas;

•	time-consuming import regulations or controls at airports;

•	changes in trading status;

•	economic uncertainties and currency fluctuations;

•	changes or uncertainties in oil and fuel prices;

•	local and regional weather patterns;

•	foreign government regulations with respect to diseases such as mad cow;

•	political unrest;

•	governmental bans or quarantines; or

•	trade restrictions, including U.S. retaliation against foreign trade practices.

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

We fulfilled 21.7% of our total flower orders in the six months ended December 31, 2004 and 19.4% of our total flower orders in fiscal year 2004 through our Miami distribution facility. In the future, we may be unable to fulfill our customers’ orders through the Miami distribution facility in a timely manner, or at all, due to a number of factors, including:

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

In accordance with current industry practice and our interpretation of current law, as of December 31, 2004, we did not collect sales and use taxes or other such taxes with respect to shipments of goods into states other than California, Florida, Indiana, Kansas, Massachusetts, Mississippi, Minnesota, North Carolina, New Jersey, Ohio, Pennsylvania, Tennessee, Texas and Washington. The operation of our distribution facilities, the operations of any future distribution facilities and other aspects of our evolving business may, however, result in increased sales and use tax obligations. Some states have sought or are now seeking to impose sales or other tax collection obligations on companies that engage in electronic commerce as we do. Federal legislation limits the imposition of U.S. state and local taxes on Internet-related sales. In 1998, Congress passed the Internet Tax Freedom Act, which placed a moratorium on state and local taxes on Internet access, unless such tax was already imposed prior to October 1, 1998, and on discriminatory taxes on electronic commerce. This moratorium expired in November 2003. Congress is currently debating several proposals to retain the moratorium. If no moratorium proposals are adopted, state and local governments may be free to impose new taxes on electronically purchased goods. Congress could also pass alternative proposals allowing state and local governments to impose taxes on electronic commerce. In either event, we could be required to pay past and collect future sales and use taxes in states other than those in which we already collect such taxes.

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

The market price of our common stock has been, and is likely to continue to be, highly volatile. The market price may fluctuate substantially due to many factors, including:

•	actual or anticipated fluctuations in our results of operations;

•	changes in securities analysts’ expectations or our failures to meet those expectations;

•	announcements of significant contracts by us or our competitors;

•	changes in our pricing policies or the pricing policies of our competitors;

•	inability to maintain our current relationship with our delivery carriers, FedEx and UPS;

•	developments with respect to intellectual property rights;

•	the introduction of new products or product enhancements by us or our competitors;

•	the commencement of or our involvement in litigation;

•	our sale of common stock or other securities in the future;

•	conditions and trends in the e-commerce industry;

•	changes in market valuation or earnings of our competitors;

•	the trading volume of our common stock;

•	changes in the estimation of the future size and growth rate of our markets; and

•	general economic conditions.

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

As of December 31, 2004, our largest stockholder and persons affiliated with our largest stockholder beneficially owned 34.1% of our outstanding common stock. In addition, as of the same date, our executive officers, directors and other stockholders holding more than 5% of our outstanding capital stock and their affiliates, in the aggregate, beneficially owned approximately 43.6% of our outstanding common stock. These persons, acting together, may have the ability to control our management and affairs. Our majority stockholder and persons affiliated with our majority stockholder will have the ability to exert significant influence over the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may harm the market price of our common stock by, among other things:

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

If our common stockholders sell substantial amounts of common stock in the public market, or if the market perceives that these sales may occur, the market price of our common stock may decline. Certain of our directors and executive officers, including our chairman and our chief executive officer, have established programmed selling plans under Rule 10b5-1 for the purpose of effecting sales of common stock. We have also registered all shares of common stock that we may issue under our employee benefits plans. As a result, these shares can be freely sold in the public market upon issuance, subject to restrictions under the securities laws. In addition, the holders of up to 5,720,234 shares of common stock, based upon shares outstanding as of December 31, 2004 and assuming exercise of such holders’ outstanding options and warrants, will have rights, subject to some conditions, to require us to file registration statements covering the resale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. These registration rights of our stockholders could impair our ability to raise capital by depressing the price at which we could sell our common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At December 31, 2004, we did not have any balances outstanding under our bank line of credit arrangement (which we terminated in October 2003); however, the amount of outstanding debt at any time may fluctuate and we may from time to time be subject to refinancing risk. We do not believe that a change of 100 basis points in interest rates would have a material effect on our results of operations or financial condition. We derive substantially all of our net sales from sales within the U.S. We have business relationships with foreign growers and other vendors. Approximately $70,000 or 49.3% of total payments to these foreign growers and vendors for the six months ended December 31, 2004 was made in U.S. dollars. Although transactions in foreign currencies represent approximately 50.7% of total payments to foreign vendors, the amount is less than 1% of total payments to all vendors and suppliers. Since transactions in foreign currencies are immaterial to us as a whole, we do not consider it necessary to hedge against currency risk at this time.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) During the quarter ended December 31, 2004, we issued the following securities to certain holders of the previously issued warrants to purchase shares of our common stock:

On October 5, 2004, we issued 105 shares of our common stock upon the cashless exercise of a previously issued warrant to purchase shares of our common stock.

On October 7, 2004, we issued 1,062 shares of our common stock upon the cashless exercise of a previously issued warrant to purchase shares of our common stock.

On October 14, 2004, we issued 106 shares of our common stock upon the cashless exercise of a previously issued warrant to purchase shares of our common stock.

On December 18, 2004, we issued 156,643 shares of our common stock upon the cashless exercise of a previously issued warrant to purchase shares of our common stock.

On December 22, 2004, we issued 10,124 shares of our common stock upon the cash exercise of a previously issued warrant to purchase shares of our common stock.

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

(b) Our initial public offering of common stock, $0.001 par value, was effected through a Registration Statement on Form S-1 (File No. 333-109009) that was declared effective by the Securities and Exchange Commission on December 16, 2003. The net offering proceeds to us, after deducting underwriting discounts and commissions and estimated offering expenses, were approximately $34.8 million. As of December 31, 2004, we have not used any of the net proceeds from the offering. We intend to use the net proceeds from the offering for: (i) sales and marketing activities; (ii) promotion of existing and future product categories; and (iii) general corporate purposes. In addition, we may use a portion of the net proceeds to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. We have no commitments with respect to any acquisition or investment.

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

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

Our 2004 Annual Meeting of Stockholders was held on November 18, 2004. The following matters were voted upon at the meeting and were adopted by the margins indicated:

1. The stockholders elected nine directors to hold office until the 2005 Annual Meeting of Stockholders and until their successors are elected and have been qualified, or until their earlier death, resignation or removal.

Name of Director Elected:	Number of Shares For:	Number of Shares Withheld:
Joel T. Citron	11,242,033	147,150
David E. R. Dangoor	11,144,715	244,468
Joseph P. Kennedy	11,285,933	103,250
Arthur B. Laffer	11,228,033	161,150
Peter J. McLaughlin	11,144,615	244,568
James M. Myers	11,284,521	104,662
Jordanna Schutz	11,240,412	148,771
Marilyn R. Seymann	11,246,121	143,062
William Strauss	11,242,033	147,150

2. The stockholders ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2005.

For:	11,337,833
Against:	51,350
Abstain:	0

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit 3.1	(1)	Amended and Restated Certificate of Incorporation of the Company (Filed as Exhibit 3.4).

Exhibit 3.2	(1)	Bylaws of the Company, as amended (Filed as Exhibit 3.6).

Exhibit 4.1	(1)	Specimen stock certificate for shares of Common Stock of the Company (Filed as Exhibit 4.2).

Exhibit 4.2	(1)	Investors’ Rights Agreement, dated December 29, 1999 by and among us and the parties named therein (Filed as Exhibit 10.3).

Exhibit 4.3	(1)	Amendment Number One to the Investors’ Rights Agreement, dated March 31, 2000, by and among us and parties named therein (Filed as Exhibit 10.5).

Exhibit 4.4	(1)	Amendment No. 1 to the Investors’ Rights Agreement, dated May 18, 2000 by and among us and parties named therein (Filed as Exhibit 10.6).

Exhibit 4.5	(1)	Amended and Restated Stockholders Agreement, dated December 29, 1999, by and among us and parties named therein (Filed as Exhibit 10.4).

Exhibit 4.6	(1)	Amendment Number One to the Amended and Restated Stockholders Agreement, dated March 31, 2000, by and among us and parties named therein (Filed as Exhibit 10.7).

Exhibit 4.7	(1)	Amendment Number Two to the Amended and Restated Stockholders Agreement, dated August 11, 2000, by and among us and parties named therein (Filed as Exhibit 10.8).

Exhibit 4.8	(1)	Amendment Number Three to the Amended and Restated Stockholders Agreement, dated June 25, 2000, by and among us and parties named therein (Filed as Exhibit 10.8).

Exhibit 10.45†	FedEx Pricing Agreement Amendment, dated November 11, 2004, between us and Federal Express Corporation and FedEx Ground Package System, Inc.

Exhibit 10.46†	Carrier Agreement, dated December 10, 2004, between us and United Parcel Service Inc.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-1 (No. 333-109009) filed on September 22, 2003, as amended thereafter.
(2)	Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended June 30, 2004.
#	Indicates management contract or compensatory plan.
†	Certain confidential portions of this exhibit were omitted by means of redacting a portion of the text (the “Mark”). This Exhibit has been filed separately with the Secretary of the Commission without the Mark pursuant to the Registrant’s Application Requesting Confidential Treatment under Rule 406 under the Securities Act.
*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Provide Commerce, Inc., whether made before or after the date hereof, regardless of any general incorporate language in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 2, 2005

Provide Commerce, Inc.

By:	/s/ Rex E. Bosen
Rex E. Bosen
Vice President, Finance and Accounting and Principal Financial Officer