Form 10-Q
period 2005-03-31
PROVIDE COMMERCE INC
filed 2005-04-29
CIK 1263756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of March 31, 2005, the registrant had 12,258,026 shares of common stock outstanding.

PROVIDE COMMERCE, INC.

QUARTERLY REPORT

FORM 10-Q

*	No information provided due to inapplicability of item.

PROVIDE COMMERCE, INC.

FINANCIAL STATEMENTS

Index

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited):

PROVIDE COMMERCE, INC.

BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	March 31, 2005	June 30, 2004
Assets
Current assets:
Cash and cash equivalents	$24,993	$18,210
Marketable securities	45,768	41,218
Accounts receivable, net of allowance for doubtful accounts of $53 and $105 at March 31, 2005 and June 30, 2004, respectively	1,967	1,372
Inventory, net	3,507	1,343
Prepaid expenses and other current assets	1,084	652
Deferred tax assets	4,558	4,482

Total current assets	81,877	67,277

Property and equipment, net	6,697	4,626
Deferred tax assets	4,675	5,953
Other assets	4,553	2,369

Total assets	$97,802	$80,225

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrued liabilities	$19,213	$13,010
Accrued compensation	2,926	2,812
Income tax payable	316	943
Deferred revenue	623	325
Current portion of capital lease	—	48

Total current liabilities	23,078	17,138

Accrued pension costs	826	576
Deferred compensation	1,012	186

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding at March 31, 2005 and June 30, 2004.	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 12,258,026 shares and 11,665,913 shares issued and outstanding at March 31, 2005 and June 30, 2004, respectively.	12	12
Additional paid-in capital	103,122	95,974
Deferred stock-based compensation	(3,030)	(2,663)
Accumulated other comprehensive loss	(241)	(53)
Accumulated deficit	(26,977)	(30,945)

Total stockholders’ equity	72,886	62,325

Total liabilities and stockholders’ equity	$97,802	$80,225

See accompanying notes.

PROVIDE COMMERCE, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Net sales	$57,162	$40,689	$110,541	$76,917
Cost of sales	30,324	21,794	58,765	42,239

Gross profit	26,838	18,895	51,776	34,678
Operating expenses:
Selling and marketing	12,579	8,845	24,997	16,968
General and administrative	5,592	4,433	14,032	10,109
Information technology systems	1,586	1,068	3,942	2,900
Stock-based compensation	850	547	2,228	1,304

Total operating expenses	20,607	14,893	45,199	31,281

Operating income	6,231	4,002	6,577	3,397
Other income, net	398	148	981	186

Income before income tax	6,629	4,150	7,558	3,583
Income tax provision (benefit)	3,148	(11,768)	3,590	(11,768)

Net income	3,481	15,918	3,968	15,351
Preferred stock dividend	—	—	—	(1,500)

Net income attributable to common stockholders	$3,481	$15,918	$3,968	$13,851

Net income per common share:
Basic	$0.29	$1.40	$0.33	$1.74
Diluted	$0.25	$1.14	$0.29	$1.16
Weighted average common shares outstanding:
Basic	12,198,735	11,400,147	12,001,712	7,967,690

Diluted	14,001,293	13,918,972	13,808,304	11,966,640

Stock-based compensation is allocated as follows:
Cost of sales	$2	$—	$12	$—
Selling and marketing	216	167	709	489
General and administrative	521	345	1,203	730
Information technology systems	111	35	304	85

Total stock-based compensation	$850	$547	$2,228	$1,304

See accompanying notes.

PROVIDE COMMERCE, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands, except share and per share data)

	Nine Months ended March 31,
	2005	2004
Operating activities:
Net income	$3,968	$15,351
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,035	1,204
Stock-based compensation	2,228	1,304
Tax benefit from the exercise of stock options	2,319	—
Non-cash interest expense in connection with issuance of warrants for line of credit	—	24
Changes in operating assets and liabilities:
Accounts receivable	(595)	(338)
Inventory	(2,164)	(808)
Prepaid expenses and other current assets	(432)	(905)
Accounts payable and other accrued liabilities	6,203	7,221
Accrued compensation	114	(74)
Accrued pension costs	250	—
Deferred compensation	826	—
Deferred revenue	298	188
Accrued and deferred income taxes	575	(12,229)
Other assets	(2,184)	(1,457)

Net cash provided by operating activities	13,441	9,481

Investing activities:
Purchases of property and equipment	(4,106)	(2,351)
Proceeds from note receivable	—	27
Purchases of marketable securities	(41,213)	—
Sales/maturities of marketable securities	36,475	—

Net cash used in investing activities	(8,844)	(2,324)

Financing activities:
Payment of long-term debt and capital lease obligations	(48)	(93)
Common stock issued in connection with public offerings	1,353	34,592
Dividend paid to preferred stockholders	—	(1,500)
Proceeds from exercise of common stock options and warrants	881	132

Net cash provided by financing activities	2,186	33,131

Net increase in cash and cash equivalents	6,783	40,288
Cash and cash equivalents at beginning of the period	18,210	11,496

Cash and cash equivalents at end of the period	$24,993	$51,784

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1	$5
Income taxes	$694	$461

Non-cash financing activities:
Stock-based compensation associated with employee and consultant stock options	$2,228	$1,304
Conversion of preferred stock to common stock in connection with initial public offering	$—	$6
Tax benefit from the exercise of stock options	$2,319	$—
Unrealized gain (loss) on marketable securities	$(188)	$—

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

Net Income Per Share

Basic net income per common share is calculated by dividing net income for the period by the weighted average common shares outstanding during the period, less shares subject to repurchase. Diluted income per share is calculated by dividing the net income for the period by the weighted average common shares outstanding, adjusted for all dilutive potential common shares, which includes shares issuable upon the exercise of outstanding common stock options, convertible preferred stock and other contingent issuances of common stock to the extent these shares are dilutive, as follows:

	Three months ended March 31,		Nine Months ended March 31,
	2005	2004	2005	2004
	(in thousands, except per share data)
Numerator
Net income	$3,481	$15,918	$3,968	$15,351
Preferred stock dividends	—	—	—	(1,500)

Net income attributable to common stockholders	$3,481	$15,918	$3,968	$13,851

Denominator
Basic:
Weighted average common shares outstanding	12,199	11,408	12,002	7,979
Less: Weighted average shares subject to repurchase	—	(8)	—	(11)

Denominator on basic calculation	12,199	11,400	12,002	7,968

Basic net income per common share	$0.29	$1.40	$0.33	$1.74

Diluted:
Weighted average common shares outstanding	12,199	11,400	12,002	7,968
Weighted average dilutive effect of convertible Series A preferred stock	—	—	—	467
Weighted average dilutive effect of convertible Series B preferred stock	—	—	—	1,253
Weighted average dilutive effect of warrants	391	770	427	701
Weighted average dilutive effect of common stock options	1,411	1,748	1,379	1,578

Denominator on diluted calculation	14,001	13,919	13,808	11,967

Diluted net income per common share	$0.25	$1.14	$0.29	$1.16

PROVIDE COMMERCE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share data)

Stock-Based Compensation

Effective July 1, 2002, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). The Company selected the prospective method, which is one of the six transition methods allowed by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, to transition to the fair value method of measuring stock-based compensation expense. Under the prospective method, the Company expensed only those employee stock options that were granted or modified after July 1, 2002. The majority of awards under the Company’s plans vest over a period of four years. The expense associated with stock compensation is amortized over the vesting period of the individual award using an accelerated method of amortization consistent with the method described in Financial Accounting Standards Board (“FASB”) Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

The effect of applying the fair value recognition provisions of SFAS 123 to stock-based employee compensation for all outstanding and unvested awards in periods prior to July 1, 2002, on net income and earnings per common share for the three or nine months ended March 31, 2005 did not result in pro forma income which is materially different from the reported amount. Therefore, such pro forma information is not presented herein.

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

Recently Issued Accounting Standards

The Company adopted the fair-value-based method of accounting for stock-based payments effective July 1, 2002 using the prospective method described in FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Currently, the Company uses the Black-Scholes formula to estimate the value of stock options granted to employees and expects to continue to use this acceptable option valuation model upon the required adoption of SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”) on July 1, 2005. Because SFAS 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because the Company adopted SFAS 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation cost for some previously granted awards that were not recognized under SFAS 123 will be recognized under SFAS 123(R). The Company does not anticipate that this will have a material effect on its financial statements. However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to our annual consolidated financial statements. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $2,319 for the nine months ended March 31, 2005 and $246, $0, and $0 in fiscal years ended June 30, 2004, 2003 and 2002, respectively.

3. Stockholders’ Equity

Common Stock

In September 2003, the Company’s Board of Directors approved an amendment to the certificate of incorporation and increased the authorized common stock to 50,000,000 shares, which became effective December 22, 2003 in connection with the Company’s initial public offering. During the nine months ended March 31, 2005, the Company issued 492,113 shares of common stock upon the exercise of outstanding options, warrants and purchases through the employee stock purchase plan.

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

4. Deferred Compensation Plan

In November 2003, the compensation committee of the Board of Directors approved a Deferred Compensation Plan which became effective in January 2004. The Deferred Compensation Plan is an unfunded non-qualified plan for the benefit of non-employee directors and certain designated management and highly compensated employees of the Company. The plan permits participants to defer receipt of certain compensation, as well as certain income for stock option exercises. In addition, the Company may elect to make a matching contribution to any or all of the participants in an amount of fifty percent (50%) of the participant’s deferred annual base salary or annual bonus, but in no event shall the matching contributions exceed ten percent (10%) of the participant’s annual base salary with respect to deferrals of base salary or ten percent (10%) of the participant’s annual bonus with respect to deferrals of annual bonus. As of June 30, 2004 and March 31, 2005, the Company had deferred compensation of $186 and $1,012, respectively, related to the Deferred Compensation Plan.

5. Supplemental Executive Retirement Plan

In November 2003, the compensation committee of the Board of Directors approved a Supplemental Executive Retirement Plan (the “SERP”) which became effective in January 2004. The SERP is an unfunded non-qualified plan for the benefit of certain non-employee directors, designated management and highly compensated employees of the Company. Participants under the SERP will be due a benefit (as defined for purposes of the SERP) upon early or normal retirement, disability, death or other termination of employment. The ordinary benefit is a benefit equal to 0.015 multiplied by the number of years of service to the Company and multiplied by the participant’s final average compensation, and reduced by amounts paid under the Deferred Compensation Plan. Amounts due under the SERP will be paid in equal installments over 15 years commencing at normal retirement (age 65). If an ordinary benefit commences prior to normal retirement, the participant will receive the actuarial equivalent of his or her vested benefit at normal retirement, generally to be paid over 15 years. The benefit for our chairman as of March 31, 2005 is $232 payable annually over 20 years commencing upon retirement. The following is a summary of our net periodic benefit cost including the following components for the three and nine months ended March 31, 2005:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Service cost	$41	$52	$188	$52
Interest cost	8	10	40	10
Amortization	5	6	22	6

Net periodic benefit cost	$54	$68	$250	$68

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

6. Income Tax

During the three and nine months ended March 31, 2005, the Company recognized a tax expense of $3,148 and $3,590, respectively, an effective tax rate of 47.5%. The high effective tax rate anticipated for the year is a result of the stock-based compensation recognized under SFAS 123. During the three months ended March 31, 2004, management reassessed the valuation allowance previously established against net deferred tax assets. Factors considered by management included: the Company’s earnings history, projected earnings based on then current operations, and projected future taxable income. Based on these factors, management concluded that it is more likely than not that the deferred tax assets would be realized. Accordingly, the Company released the remaining valuation allowance of approximately $12,200 against its deferred tax assets which consist primarily of net operating loss carryforwards.

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

To date, we have derived our net sales primarily from the sale of flowers, plants and gifts from our www.proflowers.com website and the sale of gourmet food from our www.uptownprime.com and www.cherrymoonfarms.com websites. For the three months ended March 31, 2005, we reported net sales of $57.2 million, an increase of 40.5% from $40.7 million for the three months ended March 31, 2004 and net income of $3.5 million as compared to net income of $15.9 million for the three months ended

March 31, 2004. For the nine months ended March 31, 2005, we reported net sales of $110.5 million, an increase of 43.7% from $76.9 million for the nine months ended March 31, 2004, and net income of $4.0 million as compared to a net income of $15.4 million for the nine months ended March 31, 2004.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of net sales for the three and nine months ended March 31, 2005, and 2004:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Statements of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	53.0	53.6	53.2	54.9

Gross profit	47.0	46.4	46.8	45.1

Operating expenses:
Selling and marketing	22.0	21.7	22.6	22.1
General and administrative	9.8	10.9	12.7	13.1
Information technology systems	2.8	2.6	3.6	3.8
Stock-based compensation	1.5	1.4	2.0	1.7

Total operating expenses	36.1	36.6	40.9	40.7

Operating income	10.9	9.8	5.9	4.4
Other income, net	0.7	0.4	0.9	0.3

Income before income tax	11.6	10.2	6.8	4.7
Income tax provision (benefit)	5.5	(28.9)	3.2	(15.3)

Net income	6.1%	39.1%	3.6%	20.0%

Net Sales

	Three Months Ended March 31,			Nine Months Ended March 31,
	2005	2004	% Change	2005	2004	% Change
	(In thousands, except percentages)
Net sales	$57,162	$40,689	40.5%	$110,541	$76,917	43.7%

Our net sales are derived primarily from the sale of flowers, plants and gifts from our www.proflowers.com website and the sale of gourmet food from our www.uptownprime.com and www.cherrymoonfarms.com websites. We also generate net sales from fees that we receive from retailers for whom we design and operate websites to sell perishable products under their own brands.

The increase in net sales for the three and nine months ended March 31, 2005, compared to the same periods last year resulted primarily from increases in the number of orders by new and existing customers offset by changes in the average order values, as shown in the following table.

In order to provide better comparability between accounting periods, the information presented in the following table represents the numbers of customers included in our database at period end, orders placed by existing customers, sales from repeat orders, new customers and average order value in our core floral business. Results from our activities other than our core floral business are not reflected as they are not material relative to our floral activities. Information for our other activities will be presented in the future when they become material.

	Three Months Ended March 31,			Nine Months Ended March 31,
	2005	2004	% Change	2005	2004	% Change
	(in thousands, except percentages and average order values)
Database of customers at period end	3,835	2,721	40.9%	3,835	2,721	40.9%
Orders placed by existing customers	592	362	63.5%	1,293	804	60.8%
Sales from repeat orders	$31,549	$19,068	65.5%	$65,164	$40,698	60.1%
New customers	422	330	27.9%	742	583	27.3%
Average order value	$53.14	$53.27	(0.2)%	$50.02	$49.24	1.6%

Growth in the number of new customers for the three and nine months ended March 31, 2005 is a result of our advertising and marketing campaigns which are designed to attract and maintain customers. We believe continued strength in repeat orders is a result of our strong customer satisfaction and our retention marketing efforts.

In October 2003, we launched and are now operating Uptown Prime at www.uptownprime.com, offering premium meats, and Cherry Moon Farms at www.cherrymoonfarms.com, offering fresh premium fruits. We expect premium meat and fresh premium fruit net sales to grow in significance to our business as we develop and deploy our premium meat and fresh premium fruit websites. We expect that approximately 4% of our net sales will be derived from premium meats and fresh premium fruits in fiscal 2005. You must consider our prospects for expanding our premium meat and fresh premium fruit net sales during fiscal 2005 and beyond in light of the risks associated with expanding into new product categories and the other risks outlined in “Risks and Uncertainties” below.

We will seek opportunities to grow our existing flower and meat, fruit and other product categories via arrangements with other branded retailers and direct marketers. We offer a variety of arrangements for branded retailers or direct marketers that want to use our market platform to offer perishable products, including a co-branded website, a private label website or a hybrid of the two. The arrangements are currently structured to involve a combination of revenue sharing and fee-based agreements. For revenue sharing agreements, we pay the retailer a portion of the revenues generated from its website. Fee-based retailer arrangements involve a combination of up-front development costs and per-transaction fees paid to us by the retailer. Our branded retailer arrangements regardless of the payment structure represent an immaterial percentage of our net sales for the three and nine months ended March 31, 2005. You must consider our prospects for expanding through relationships with other branded retailers and direct marketers in light of the risks outlined in “Risks and Uncertainties” below.

Gross Profit

	Three Months Ended March 31,			Nine Months Ended March 31,
	2005	2004	% Change	2005	2004	% Change
	(In thousands, except percentages)
Gross profit	$26,838	$18,895	42.0%	$51,776	$34,678	49.3%
Gross profit percentage	47.0%	46.4%		46.8%	45.1%

Our gross profit consists of net sales less cost of sales. Our cost of sales consists primarily of flower and other product costs and shipping charges. Other costs included in cost of sales are product and delivery supplies costs, the cost of replacement products, and distribution facility labor costs.

The increase in the gross profit in absolute dollars for the three and nine months ended March 31, 2005 compared to the same periods last year was a result of the increase in net sales combined with a higher gross profit percentage. The increase in cost of sales in terms of gross dollars for the three months ended March 31, 2005 compared to the same period last year was principally attributable to the variable costs associated with purchasing and shipping products to our customers and the cost of purchasing and shipping replacement orders. The increase in cost of sales in terms of gross dollars for the nine months ended March 31, 2005 compared to the same period last year was principally attributable to the variable cost associated with shipping products to our customers, the direct cost of purchasing products and the direct costs of purchasing and shipping replacement orders.

The increase in the gross profit percentage for the three and nine months ended March 31, 2005 compared to the same periods last year was a result of a reduction in shipping costs relative to net sales due to implementing ground delivery for many of our products. In addition, we experienced cost savings in product and accessory costs due to favorable pricing and a more profitable product mix. These cost savings were partially offset by an increase in the costs associated with the packaging of our products for delivery.

We expect that our gross profit and gross profit percentage will fluctuate in the future as we increase net sales, expand into new product categories based upon our product mix, average order value, product costs, shipping costs, product replacement and refund rates and handling and packaging costs for the various products.

Selling and Marketing

	Three Months Ended March 31,			Nine Months Ended March 31,
	2005	2004	% Change	2005	2004	% Change
	(In thousands, except percentages)
Selling and marketing	$12,579	$8,845	42.2%	$24,997	$16,968	47.3%
As a percent of net sales	22.0%	21.7%		22.6%	22.1%

Our selling and marketing expenses consist primarily of advertising costs, payroll and payroll related benefits for our category development and marketing and contract, temporary and permanent customer service staff, customer and other marketing research and promotional expenses. Advertising costs are generally expensed as incurred. For advertising contracts which cover an extended period of time, the costs are expensed over the life of the contract based on the specifics of the contract, such as orders placed, radio spots run or Internet advertisements placed. Our advertising efforts target the acquisition of new customers and repeat orders from existing customers.

The increase in the selling and marketing expenses for the three months ended March 31, 2005 compared to the same period last year was primarily due to an increase in online and offline advertising and promotional costs as a result of our marketing activities designed to generate additional net sales through increases in our number of new customers and repeat purchases by existing customers. In addition, we experienced an increase in the cost of our customer service personnel as the increase in net sales has increased headcount of contract, permanent and seasonal customer service representatives. We also experienced an increase in payroll and payroll related costs as we increased our marketing staff headcount in an effort to drive increases in net sales. The increase in the selling and marketing expenses for the nine months ended March 31, 2005 compared to the same period last year was primarily due to an increase in online and offline advertising and promotional costs as a result of our marketing activities designed to generate additional net sales through increases in our number of new customers and repeat purchases by existing customers. In addition, in the nine months ended March 31, 2005 compared to the same period last year, we experienced an increase in payroll and payroll related costs as we increased our marketing staff headcount in an effort to drive increases in net sales. We also experienced an increase in the cost of our customer service personnel as the increase in net sales has increased headcount of contract, permanent and seasonal customer service representatives.

The increase in selling and marketing expenses for the three and nine months ended March 31, 2005 as a percentage of net sales compared to the same periods last year was primarily a result of an increase in contract and temporary customer service personnel which was partially offset by a reduction in customer service payroll and payroll related costs. These cost increases were also offset by a decrease in online and offline marketing costs relative to the increase in net sales and an increase in customer and market research costs.

We expect selling and marketing expenses to continue to increase in absolute dollars in the future as a result of continued expansion of our sales and marketing infrastructure in support of a broader product portfolio and expanded sales efforts. For fiscal 2005, we expect selling and marketing expenses to fall within 22% to 23% of net sales. However, as we identify opportunities to increase our growth in net sales, we may increase our marketing expense to take advantage of additional potential net sales.

General and Administrative

	Three Months Ended March 31,			Nine Months Ended March 31,
	2005	2004	% Change	2005	2004	% Change
	(In thousands, except percentages)
General and administrative	$5,592	$4,433	26.1%	$14,032	$10,109	38.8%
As a percent of net sales	9.8%	10.9%		12.7%	13.1%

Our general and administrative expenses consist primarily of payroll and payroll related benefits for our employees, except those associated with fulfillment, customer service, technology and sales and marketing employees. These expenses also include credit card fees, depreciation of fixed assets, facilities costs (other than facilities costs associated with cost of goods sold), insurance, legal and accounting and other professional fees, travel, phone, utilities, bad debt expense and other general corporate expenses.

The increase in absolute general and administrative expenses for the three months ended March 31, 2005 compared to the same period last year was primarily due to an increase in the variable credit card transaction fees resulting from an increase in net sales volumes. This increase was partially offset by a decrease in bad debt expense related to chargeback activity from credit card transactions following our implementation of additional security features on our website to combat the use of fraudulant credit cards. Depreciation expense also increased due to the addition of fixed assets to support the growth in net sales and our corporate infrastructure. The increase in absolute general and administrative expenses for the nine months ended March 31, 2005 compared to the same period last year was primarily due to an increase in the variable credit card transaction fees resulting from an increase in net sales volumes and an increase in payroll and payroll related costs as the number of personnel has increased to support the growth of our business. Depreciation expense also increased due to the addition of fixed assets to support the growth in net sales and our corporate infrastructure. These increases were partially offset by a decrease in chargeback activity from credit card transactions as we have implemented additional security features on our website to combat the use of fraudulant credit cards.

The decrease in general and administrative expenses as a percentage of net sales for the three and nine months ended March 31, 2005 compared to the same periods last year was primarily a result of a decrease in bad debt expense related to credit card chargeback activity from credit card transactions following our implementation of additional security features on our website to combat the use of fraudulent credit cards. We also experienced a reduction in payroll and payroll related costs and in rent expense relative to the increase in net sales. For the nine months ended March 31, 2005 these costs savings were partially offset by increased depreciation of fixed assets necessary to support the growth in net sales volume and corporate infrastructure.

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

Information Technology Systems

	Three Months Ended March 31,			Nine Months Ended March 31,
	2005	2004	% Change	2005	2004	% Change
	(In thousands, except percentages)
Information technology systems	$1,586	$1,068	48.5%	$3,942	$2,900	35.9%
As a percent of net sales	2.8%	2.6%		3.6%	3.8%

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

The increase in information technology costs in absolute dollars for the three months ended March 31, 2005 compared to the same period last year was a result of an increase in payroll and payroll related costs necessary to support the increase in sales volumes and the growth of our business. In addition we capitalized fewer costs associated with internally developed software. We capitalized costs associated with internally developed software of approximately $97,000 and $161,000 for the three months ended March 31, 2005 and 2004, respectively, and approximately $729,000 and $681,000 for the nine months ended March 31, 2005 and 2004, respectively. The increase in information technology costs in absolute dollars for the nine months ended March 31, 2005 compared to the same period last year was a result of an increase in payroll and payroll related costs necessary to support the increase in sales volumes and the growth of our business. This increase was partially offset by a decrease in contracted information technology personnel.

The increase in information technology expense as a percentage of net sales for the three months ended March 31, 2005 compared to the same period last year was a result of capitalizing fewer costs of developing software for internal use. The decline in information technology expense as a percentage of net sales for the nine months ended March 31, 2005 compared to the same period last year was caused primarily by our net sales growth, which outpaced our growth in information technology system expenses combined with capitalized information technology expenditures. We expect information technology system expenses to increase in absolute dollars for the remainder of fiscal 2005 compared to fiscal 2004 but to remain at a relatively constant percentage of net sales compared to fiscal 2004 as we continue to invest in our infrastructure to support the growth of our business.

Stock-Based Compensation

	Three Months Ended March 31,			Nine Months Ended March 31,
	2005	2004	% Change	2005	2004	% Change
	(In thousands, except percentages)
Stock-based compensation	$850	$547	55.4%	$2,228	$1,304	70.9%
As a percent of net sales	1.5%	1.4%		2.0%	1.7%

Stock-based compensation increased during the three and nine months ended March 31, 2005 compared to the same periods last year due to the amortization of compensation expense related to options granted in connection with the retention of key employees and hiring of new employees. The increase was due to both an issuance of new options and a higher cost per option as a result of the increase in the market price of our common stock. As a percent of net sales, stock-based compensation increased slightly during the quarter ended March 31, 2005 as the percentage increase in stock-based compensation expense was slightly greater than the percentage increase in net sales. The increase in stock-based compensation as a percentage of net sales for the nine months ended March 31, 2005, was due to significantly higher amortization during the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004.

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

Other Income, Net

	Three Months Ended March 31,			Nine Months Ended March 31,
	2005	2004	% Change	2005	2004	% Change
	(In thousands, except percentages)
Other income, net	$398	$148	168.9%	$981	$186	427.4%
As a percent of net sales	0.7%	0.4%		0.9%	0.3%

Other income, net included in the statements of operations primarily consists of interest income and interest expense.

The increase in other income, net for the three and nine months ended March 31, 2005 compared to the same periods last year was a result of an increase in investment income from our cash and marketable securities as a result of additions to cash levels generated through continuing operations. In addition, we incurred less interest expense related to our obligation under capital lease, which expired in the second quarter of fiscal 2005.

Income Tax Provision

	Three Months Ended March 31,			Nine Months Ended March 31,
	2005	2004	% Change	2005	2004	% Change
	(In thousands, except percentages)
Income tax provision (benefit)	$3,148	$(11,768)	N/A	$3,590	$(11,768)	N/A
As a percent of net sales	5.5%	(28.9)%		3.2%	(15.3)%

The income tax expense reflects the anticipated effective tax rate for the year applied to the income before tax for the three and nine months ended March 31, 2005. The high effective tax rate anticipated for the year is a result of the stock-based compensation recognized under SFAS 123, which is not immediately deductible (if at all) for financial accounting purposes. During the three months ended March 31, 2004, management reassessed the valuation allowance previously established against net deferred tax assets. Factors considered by management included: our earnings history, projected earnings based on then current operations, and projected future taxable income. Based on these factors, management concluded that it is more likely than not that the deferred tax assets would be realized. Accordingly, we released the remaining valuation allowance of approximately $12.2 million against its deferred tax assets which consist primarily of net operating loss carryforwards.

Net Income (Loss)

	Three Months Ended March 31,			Nine Months Ended March 31,
	2005	2004	% Change	2005	2004	% Change
	(In thousands, except percentages)
Net income (loss)	$3,481	$15,918	(78.1)%	$3,968	$15,351	(74.2)%
As a percent of net sales	6.1%	39.1%		3.6%	20.0%

The change in net income is a result of the changes in net sales and expenses as previously discussed.

Liquidity and Capital Resources

	March 31, 2005	June 30, 2004	% Change
	(In thousands, except percentages)
Working capital	$58,799	$50,139	17.3%
Cash and cash equivalents	$24,993	$18,210	37.2%
Marketable securities	$45,768	$41,218	11.0%

Since our inception, we have financed our operations through sales of stock, and, more recently, internally generated cash flows from operations. The increases in working capital and cash and cash equivalents at March 31, 2005 over June 30, 2004 resulted primarily from working capital generated by operations of approximately $13.4 million combined with the receipt of the net proceeds of $1.4 million from our secondary public offering of common stock, completed in July 2004, reduced by the purchase of fixed assets of approximately $4.1 million.

Net cash provided by operating activities was $13.4 million for the nine months ended March 31, 2005. The generation of cash from operations during the period was primarily a result of an increase in accounts payable and other accrued liabilities in combination with cash flow from revenues, less expenses, net of non-cash expenses such as depreciation and stock-based compensation. The increase in accounts payable and other current liabilities was primarily due to the increase in costs associated with increased sales activity during the period compared to the same period last year. The increase in current liabilities was partially offset by an increase in current assets.

We use cash in investing activities primarily to purchase computer hardware and software, office equipment and furniture. Investing activities also includes the purchase and sale of marketable securities in order to provide for cash flow needs or invest excess cash. Cash used in investing activities during the nine months ended March 31, 2005 was primarily a result of the net purchase of marketable securities and the purchase of fixed assets.

Net cash provided by financing activities was $2.2 million for the nine months ended March 31, 2005. We currently intend to retain all available funds to support our operations and to finance the growth and development of our business.

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

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, estimates are evaluated, including those related to the timing of marketing expense, lives and depreciation of fixed assets, reserves for bad debts and credit card chargebacks, reserves for inventory and impairment of long-lived assets. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Management believes there have been no material changes during the three and nine month periods ended March 31, 2005 to the critical accounting policies reported in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended June 30, 2004 as filed with the Securities and Exchange Commission on September 28, 2004.

Recently Issued Accounting Standards

We adopted the fair-value-based method of accounting for stock-based payments effective July 1, 2002 using the prospective method described in FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Currently, we use the Black-Scholes formula to estimate the value of stock options granted to employees and expects to continue to use this acceptable option valuation model upon the required adoption of SFAS 123(R) on July 1, 2005. Because SFAS 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because we adopted SFAS 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation cost for some previously granted awards that were not recognized under SFAS 123 will be recognized under SFAS 123(R). We do not anticipate that this will have a material effect on its financial statements. However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to our annual consolidated financial statements. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $2.3 million for the nine months ended March 31, 2005 and $246,000, $0, and $0 in fiscal years ended June 30, 2004, 2003 and 2002, respectively.

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

Our future net sales and results of operations may fluctuate significantly from quarter to quarter due to a combination of factors, many of which are outside of our control. The most important of these factors include:

•	seasonality and timing of holidays;

•	the timing, costs and effectiveness of marketing programs;

•	our ability to enter into and renew key corporate and strategic partnerships;

•	our ability to enter into or renew key marketing arrangements;

•	our ability to compete with traditional and Internet retailers;

•	our ability and the ability of our competitors to deliver high-quality perishable products to customers in a timely manner;

•	the performance of our third-party carriers, FedEx and UPS;

•	the condition of the retail economy; and

•	the timing and effectiveness of capital expenditures.

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

We achieved annual net income for the first time in our corporate history during fiscal 2003 of $4.3 million and achieved annual net income attributable to common stockholders for fiscal 2004 of $18.0 million, which included a release of a valuation allowance against deferred tax assets of $12.2 million. However, we may not be able to continue to achieve positive net income in future fiscal years, especially as we introduce new product categories. We expect our operating expenses to increase in the future, as we, among other things:

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

We have operated our flower category for approximately six years and our premium meat and fresh fruit categories for approximately eighteen months. This limited operating history makes evaluating our business and its prospects difficult.

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

We have a federal tax net operating loss carryforwards at June 30, 2004 of approximately $24 million, which represents a substantial amount of our deferred tax assets. In calculating our tax provision, and assessing the likelihood that we will be able to utilize the deferred tax assets, we have considered and weighed all of the evidence, both positive and negative, and both objective and subjective. We have factored in the inherent risk of forecasting net sales and expenses over an extended period of time. We have also considered the potential risks associated with our business, as outlined in other risk factors in this report, and have taken into account material permanent differences in the treatment of net sales and expenses for purposes of financial reporting and tax accounting, such as the treatment of stock options, limitation on meals and entertainment and stock-based compensation.

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

We re-negotiate various provisions of our agreements with FedEx and UPS on a periodic basis and are subject to possible terminations upon 60 days prior notice with FedEx and thirty days prior notice with UPS. We may face substantial increases in the cost of delivery services from our delivery partners as a result of increases in the prices of gasoline and fuel, heightened security measures or other factors. If in the future we fail to negotiate rates or other terms as favorable to us as the existing terms of our agreement, such failure will adversely affect our business and results of operations. In addition, if for any reason FedEx or UPS is unable or unwilling to deliver products to our customers in a timely manner or on acceptable terms, we may not be able to secure alternative shipping partners on acceptable terms in a timely manner, or at all.

We depend on three suppliers for approximately 58% of our flower products, and the loss of any of these suppliers could harm our business.

For the nine months ended March 31, 2005, and for fiscal year 2004 we depended upon three suppliers for approximately 57.5% and 44.2% of our flower products, respectively. If any one of these three flower suppliers were to become unable or unwilling to continue to supply flowers to our customers, our business could be harmed. We do not have long-term contracts with any of our flower suppliers for order fulfillment, and these suppliers can terminate their relationships with us at any time. If a flower supplier discontinues its relationship with us, we will be required to obtain a suitable replacement, which may cause delays in delivery or a decline in product quality, leading to customer dissatisfaction and loss of customers. We expect to encounter similar risks as we develop our premium meat and fruit and other perishable product supplier relationships.

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

We have historically experienced seasonality in our ProFlowers business due to the nature of our products, and we expect this seasonality to continue. Our net sales and earnings are generally lowest in the third calendar quarter, our first fiscal quarter. Sales of our products are highly concentrated in the first calendar quarter due to Valentine’s Day, in the second calendar quarter due to Mother’s Day and generally Easter, and in the fourth calendar quarter due to the Thanksgiving and end-of-year holidays. In addition, due to variability in the date for Easter, comparisons of quarterly earnings between years can be impacted since Easter can occur in either the first or second calendar quarters, or our third and fourth fiscal quarters. In anticipation of increased sales activity during these periods, we utilize a significant number of temporary employees to supplement our permanent staff. We also increase our inventory levels at our distribution facilities. If net sales during these periods do not meet our expectations, we may not generate sufficient net sales to offset these increased costs and our operating results may suffer.

In addition, our business may be adversely affected by the particular day of the week on which certain major holidays fall due to logistical challenges in delivering shipments on the actual date or the dates immediately prior to such holiday.

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

The e-commerce market segments in which we currently compete are intensely competitive, and we have many competitors in different industries. Many of the products we offer can be purchased at supermarkets and warehouse stores as well as specialty markets. Our floral competitors include traditional florists, catalog and online floral providers such as 1-800-FLOWERS and Hallmark Flowers, and floral wire services such as FTD and Teleflora. In the premium meat and seafood category, we believe our competitors include specialty butchers, mail order companies, seafood specialty catalogs and other online meat providers, such as Omaha Steaks Company. We believe competitors in the fresh fruit category include local farmers’ markets and specialty catalog companies, such as Harry & David. Additionally, we compete with specialty food companies and general gift companies.

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

We guarantee that all of our flowers will last at least seven days and our plants at least 14 days. We offer our customers a 100% satisfaction guarantee on our floral, meat and fruit products during the relevant periods. We expect to offer a similar 100% satisfaction guarantee on other products that we may offer in the future. If our customers are not satisfied with the products they receive, we either send them a replacement product or issue a refund. If a significant number of customers request replacement products or refunds, our net income could decrease and our reputation as a provider of high-quality products could be harmed.

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

In the third quarter of fiscal 2005 and in fiscal 2004, 61.7% and 60.0%, respectively, of the flowers we sold were grown by farmers located abroad, primarily in Colombia, Ecuador and Holland, and we expect that this will continue in the future. We also may purchase premium meat, fresh fruit and other perishable products from suppliers in foreign countries. The availability and price of these products could be affected by a number of other factors affecting foreign suppliers, including:

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

We fulfilled 19.4% of our total flower orders in the nine months ended March 31, 2005 and in fiscal year 2004 through our Miami distribution facility. In the future, we may be unable to fulfill our customers’ orders through the Miami distribution facility in a timely manner, or at all, due to a number of factors, including:

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

In accordance with current industry practice and our interpretation of current law, as of March 31, 2005, we did not collect sales and use taxes or other such taxes with respect to shipments of goods into states other than California, Florida, Indiana, Kansas, Massachusetts, Minnesota, Mississippi, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Texas and Washington. The operation of our distribution facilities, the operations of any future distribution facilities and other aspects of our evolving business may, however, result in increased sales and use tax obligations. Some states have sought or are now seeking to impose sales or other tax collection obligations on companies that engage in electronic commerce as we do. Federal legislation limits the imposition of U.S. state and local taxes on Internet-related sales. In 1998, Congress passed the Internet Tax Freedom Act, which placed a moratorium on state and local taxes on Internet access, unless such tax was already imposed prior to October 1, 1998, and on discriminatory taxes on electronic commerce. This moratorium expired in November 2003. Congress is currently debating several proposals to retain the moratorium. If no moratorium proposals are adopted, state and local governments may be free to impose new taxes on electronically purchased goods. Congress could also pass alternative proposals allowing state and local governments to impose taxes on electronic commerce. In either event, we could be required to pay past and collect future sales and use taxes in states other than those in which we already collect such taxes.

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

The market price of our common stock has been, and is likely to continue to be, highly volatile. The market price may fluctuate substantially due to many factors, including:

•	actual or anticipated fluctuations in our results of operations;

•	changes in securities analysts’ expectations or our failure to meet those expectations;

•	announcements of significant contracts by us or our competitors;

•	changes in our pricing policies or the pricing policies of our competitors;

•	inability to maintain our current relationship with our delivery carriers, FedEx and UPS;

•	developments with respect to intellectual property rights;

•	the introduction of new products or product enhancements by us or our competitors;

•	the commencement of or our involvement in litigation;

•	our sale of common stock or other securities in the future;

•	conditions and trends in the e-commerce industry;

•	changes in market valuation or earnings of our competitors;

•	the trading volume of our common stock;

•	changes in the estimation of the future size and growth rate of our markets; and

•	general economic conditions.

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

As of March 31, 2005, our largest stockholder and persons affiliated with our largest stockholder beneficially owned 33.5% of our outstanding common stock. In addition, as of the same date, our executive officers, directors and other stockholders holding more than 5% of our outstanding capital stock and their affiliates, in the aggregate, beneficially owned approximately 53.9% of our outstanding common stock. These persons, acting together, may have the ability to control our management and affairs. Our majority stockholder and persons affiliated with our majority stockholder will have the ability to exert significant influence over the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may harm the market price of our common stock by, among other things:

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

If our common stockholders sell substantial amounts of common stock in the public market, or if the market perceives that these sales may occur, the market price of our common stock may decline. Certain of our directors and executive officers, including our chairman and our chief executive officer, have established programmed selling plans under Rule 10b5-1 for the purpose of effecting sales of common stock. We have also registered all shares of common stock that we may issue under our employee benefits plans. As a result, these shares can be freely sold in the public market upon issuance, subject to restrictions under the securities laws. In addition, the holders of up to 5,585,724 shares of common stock, based upon shares outstanding as of March 31, 2005 and assuming exercise of such holders’ outstanding options and warrants, will have rights, subject to some conditions, to require us to file registration statements covering the resale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. These registration rights of our stockholders could impair our ability to raise capital by depressing the price at which we could sell our common stock.

An active trading market for our common stock may not be sufficiently developed.

Prior to our initial public offering in December 2003, there was no public market for our common stock. An active trading market may not be sufficiently developed or sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or technologies by using our shares as consideration.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At March 31, 2005, we did not have any balances outstanding under any bank line of credit arrangement; however, the amount of outstanding debt at any time may fluctuate and we may from time to time be subject to refinancing risk. We do not believe that a change of 100 basis points in interest rates would have a material effect on our results of operations or financial condition. We derive substantially all of our net sales from sales within the U.S. We have business relationships with foreign growers and other vendors. Approximately $332,000 or 43.3% of total payments to these foreign growers and vendors for the nine months ended March 31, 2005 was made in U.S. dollars. Although transactions in foreign currencies represent approximately 56.7% of total payments to foreign vendors, the amount is less than 1% of total payments to all vendors and suppliers. Since transactions in foreign currencies are immaterial to us as a whole, we do not consider it necessary to hedge against currency risk at this time.

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

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the second and third quarters of fiscal 2005, we have retained the services of an outside consulting firm to assist us in documenting and evaluating the effectiveness of our internal control over financial reporting in accordance with the Committee of Sponsoring Organizations, framework in compliance with the requirements of the Sarbanes-Oxley Act. As a result we have implemented various enhancements to our internal control structure in order to facilitate the monitoring and auditing of our controls. We believe that the enhancements to our existing controls have not materially affected, or are not reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) During the quarter ended March 31, 2005, we issued the following securities:

On March 25, 2005, we issued 26,595 shares of our common stock upon the cashless exercise of a previously issued warrant to purchase shares of our common stock.

This transaction did not involve a public offering. Appropriate legends were affixed to the stock certificate, as applicable in such transaction. The shares of our common stock identified above were issued under a claim of exemption under Regulation D promulgated by the SEC, or, alternatively, under Section 4(2) of the Securities Act. We believe the warrant holder had adequate access to information about us to make an informed investment and was an accredited investor within the meaning of Rule 501 of Regulation D.

(b) Our initial public offering of common stock, $0.001 par value, was effected through a Registration Statement on Form S-1 (File No. 333-109009) that was declared effective by the Securities and Exchange Commission on December 16, 2003. The net offering proceeds to us, after deducting underwriting discounts and commissions and estimated offering expenses, were approximately $34.8 million. As of March 31, 2005, we have not used any of the net proceeds from the offering. We intend to use the net proceeds from the offering for: (i) sales and marketing activities; (ii) promotion of existing and future product categories; and (iii) general corporate purposes. In addition, we may use a portion of the net proceeds to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. We have no commitments with respect to any acquisition or investment.

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

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit 3.1	(1)	Amended and Restated Certificate of Incorporation of the Company (Filed as Exhibit 3.4).

Exhibit 3.2	(1)	Bylaws of the Company, as amended (Filed as Exhibit 3.6).

Exhibit 4.1	(1)	Specimen stock certificate for shares of Common Stock of the Company (Filed as Exhibit 4.2).

Exhibit 4.2(1)	Investors’ Rights Agreement, dated December 29, 1999 by and among us and the parties named therein (Filed as Exhibit 10.3).

Exhibit 4.3(1)	Amendment Number One to the Investors’ Rights Agreement, dated March 31, 2000, by and among us and parties named therein (Filed as Exhibit 10.5).

Exhibit 4.4(1)	Amendment No. 1 to the Investors’ Rights Agreement, dated May 18, 2000 by and among us and parties named therein (Filed as Exhibit 10.6).

Exhibit 4.5(1)	Amended and Restated Stockholders Agreement, dated December 29, 1999, by and among us and parties named therein (Filed as Exhibit 10.4).

Exhibit 4.6(1)	Amendment Number One to the Amended and Restated Stockholders Agreement, dated March 31, 2000, by and among us and parties named therein (Filed as Exhibit 10.7).

Exhibit 4.7(1)	Amendment Number Two to the Amended and Restated Stockholders Agreement, dated August 11, 2000, by and among us and parties named therein (Filed as Exhibit 10.8).

Exhibit 4.8(1)	Amendment Number Three to the Amended and Restated Stockholders Agreement, dated June 25, 2000, by and among us and parties named therein (Filed as Exhibit 10.8).

Exhibit 10.47(2)	Third Amendment to Sublease, dated March 9, 2005, between us and Epicor Software Corporation.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-1 (No. 333-109009) filed on September 22, 2003, as amended thereafter.
(2)	Incorporated by reference to the Current Report on Form 8-K filed on March 15, 2005.
*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Provide Commerce, Inc., whether made before or after the date hereof, regardless of any general incorporate language in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 29, 2005

Provide Commerce, Inc.
By:	/s/ Rex E. Bosen
Rex E. Bosen
Vice President, Finance and Accounting