Form 10-K
period 2005-06-30
PROVIDE COMMERCE INC
filed 2005-09-13
CIK 1263756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    ☐  Yes    ☒  No

The aggregate market value of the common equity held by non-affiliates of the registrant as of December 31, 2004 (the last business day of its most recently completed second fiscal quarter) totaled approximately $299,402,438, based on the closing stock price as reported by the Nasdaq National Market.*

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of July 31, 2005 was 11,964,669.

*	Excludes the common stock held by executive officers, directors and stockholders whose ownership exceeded 10% of the common stock outstanding at December 31, 2004. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and relating to its 2005 annual meeting of stockholders are incorporated by reference into Part III of this report. Such proxy statement will be filed with the Commission not later than 120 days after the registrant’s fiscal year ended June 30, 2005.

i

PROVIDE COMMERCE, INC.

FORM 10-K—ANNUAL REPORT

FOR THE FISCAL YEAR ENDED JUNE 30, 2005

ii

PART I

Forward-Looking Statements

This report may contain forward-looking statements that involve substantial risks and uncertainties regarding future events or our future performance. When used in this report, the words “anticipate,” “believe,” “estimate,” “may,” “intent,” “continue,” “will,” “plan,” “intend,” “expect” and similar expressions identify forward-looking statements. You can also identify these forward-looking statements by discussions of strategies, plans or intentions. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. Although we believe that our expectations reflected in any forward-looking statements are reasonable, these expectations may not be achieved. The factors listed in the section captioned “Risks and Uncertainties,” as well as any cautionary language included in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of the events described in the “Risks and Uncertainties” section and elsewhere in this report could have a material adverse effect on our business, performance, operating results and financial condition. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this report. Except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

Corporate Information

Unless the context requires otherwise, in this report the terms “we,” “us” and “our” refer to Provide Commerce, Inc. Throughout this report, our fiscal years ended or ending June 30, 2001, June 30, 2002, June 30, 2003, June 30, 2004, June 30, 2005 and June 30, 2006 may be referred to as fiscal 2001, fiscal 2002, fiscal 2003, fiscal 2004, fiscal 2005 and fiscal 2006, respectively.

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

PROVIDE COMMERCESM, PROFLOWERS®, UPTOWN PRIME®, FLOWERFARM.COM® and CHERRY MOON FARMSSM are trademarks or service marks of Provide Commerce, Inc. We have trademark rights in these and other marks in the U.S. and have registrations issued and pending in the U.S. We also have registrations issued or pending for the trademark PROFLOWERS® in Australia, Brazil, Canada, China, the European Union, India, Japan, Mexico, New Zealand and Switzerland. This report also refers to brand names, trademarks, service marks and trade names of other companies and organizations, and these brand names, trademarks, service marks and trade names are the property of their respective holders.

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

We believe our business model is well suited for several categories of perishable goods. Since the launch of our business in 1998, we have executed our business model in the U.S. retail floral market through our ProFlowers brand. Through www.proflowers.com, we guarantee our customers shipments of high-quality, fresh-cut flowers sourced from one of our domestic or international growers. Our flowers consistently reach customers on the requested delivery date and are generally seven or more days fresher than flowers delivered via the traditional floral supply chain. We have selected a global network of growers and suppliers, which have adopted our proprietary technology to provide us with high-quality flowers, plants and other gift items. We believe this network, our proprietary technology and our integrated relationship with FedEx and UPS provide us with competitive advantages in the online floral market. Our price points start at $19.99, and in most instances are significantly lower than other online floral merchants for comparable items, yet we believe we offer a higher quality and fresher product at higher margins.

We derive our revenues primarily from the sale of flowers and plants on our proflowers.com website and from the sale of gourmet foods from our Uptown Prime and Cherry Moon Farms branded websites. For fiscal 2005, we reported net sales of $177.1 million, an increase of 37.5% from $128.8 million in fiscal 2004, and net income attributable to common stockholders of $8.9 million for fiscal 2005 as compared to $18.0 million for fiscal 2004. Included in the net income attributable to common stockholders in fiscal 2004 is the reversal of our valuation allowance related to our deferred tax asset of approximately $14 million. Since our inception, through fiscal 2002, we incurred significant losses. As of June 30, 2005, we had an accumulated deficit of $22.0 million. Our database of customers has grown from approximately 69,000 as of June 30, 1999 to approximately 4.3 million as of June 30, 2005. In fiscal 2005, 55.3% of our total net sales in our core floral business unit came from repeat customers, as compared to 54.1% in fiscal 2004.

We view the Internet as both an efficient direct marketing tool and a superior enabling technology for redefining the relationship between customers and suppliers across multiple categories of time-sensitive or perishable products. In evaluating categories, we consider our market platform’s ability to streamline the traditional supply chain for the benefit of the customer. We also consider the opportunity for suppliers to transition from a commodity producer to a value-added contributor to the supply chain. We have identified other product categories that fit these criteria. In October 2003, we launched and are now operating two additional websites under our gourmet food business unit: Uptown Prime, offering premium meats and seafood; and Cherry Moon Farms, offering fresh premium fruits.

We believe our platform can be tailored for use by any business desiring to offer high-quality, time-sensitive or perishable products to its customers on a co-branded or private label basis. We maintain a limited number of these relationships, whereby we typically design and host a dedicated website for selling perishable goods, handling all order processing and fulfillment and providing customer service. We are not dependent on these arrangements, and they represented an immaterial percentage of our net sales in fiscal 2005 and 2004.

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

Floral Industry

According to a release by the Bureau of Economic Analysis, the U.S. retail market for floriculture was approximately $19.0 billion in 2002 and grew on average 4.7% annually for the 10 years prior to such time. The American Floral Endowment estimates that 3.7% of the total floral sales in 2002 were made online. Although the U.S. is the largest floral market by volume, it ranked 16th in per capita floral consumption during 2002 according to the Flower Council of Holland. We believe this ranking is primarily due to the often poor quality and high prices of flowers delivered through the traditional supply chain.

Specialty Foods

Packaged Facts estimated that the market for specialty foods represented approximately $5.9 billion in annual sales in 2002 and will grow at least 6.0% annually through 2007 to $7.9 billion. Examples that highlight further growth in the specialty foods category include:

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

The Provide Commerce Marketplace

Our Provide Commerce marketplace is a proven e-commerce platform that consistently delivers fresh, high-quality products direct from the supplier to the customer. We believe that the distribution chain for perishable products, including flowers, premium meat, seafood and fresh premium fruit, is particularly well suited for a technologically enhanced and compressed supply chain that more efficiently connects customers with suppliers. By using our market platform, customers receive a higher quality, fresher product at a lower price point, and suppliers receive significant benefits through improved profitability, expanded customer reach and better cost management.

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

We initially launched our marketplace in 1998 to sell and deliver flowers, one of the most difficult perishable products to ship. Flowers are extremely fragile and once cut and arranged have a short lifespan and require great care in handling. Flowers are often an emotional purchase with a consumer demanding superior quality and the freshest possible product because quality and sincerity are often intertwined. We designed our technology infrastructure to be highly scalable and adaptable to different categories of time-sensitive shipments, including perishable products. In October 2003, we began deploying our operating infrastructure and using our database of customers to launch our branded websites, Uptown Prime offering premium meat and seafood and Cherry Moon Farms offering fresh premium fruits.

Our market platform provides a number of benefits to our customers and suppliers in the floral category. It also benefits retailers who use our platform to sell perishable products to customers under their brand names. We believe these benefits will extend to our existing and new customers as well as new suppliers and partners in both our floral category and in our premium meat and seafood and fresh premium fruit categories. These benefits include:

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

Business Strategy

Provide Commerce’s objective is to become the leading e-commerce marketplace for the delivery of perishable products direct from the supplier to the customer. Our long-term vision is to deploy this market platform across multiple products and brands. We believe this will result in increased operating leverage by allowing us to use a common customer base, marketing and distribution relationships and infrastructure across the entire marketplace. We plan to attain this goal through the following key strategies:

Expand the Provide Commerce Marketplace

We intend to leverage our proven market platform, marketing relationships and customer base to increase our floral business and develop additional revenue opportunities beyond the floral category for our own websites and websites that we design and operate for other retailers. We plan to target additional product categories based on our assessment of our market platform’s ability to add value by streamlining the supply chain for the benefit of consumers and suppliers. As in the floral category, we believe both the consumer and the supplier will be better served in the premium meat and seafood and fresh premium fruit categories if products are sourced directly from the supplier and delivered to the consumer via our compressed supply chain. In October 2003, we launched and are now operating two brands under our gourmet food business unit: Uptown Prime, offering premium meats and seafood; and Cherry Moon Farms, offering fresh premium fruits. We plan to investigate and target additional categories in the future.

To support the launch of additional categories, we have developed our technology and processes to operate with additional product categories. We have:

•	engineered our system to support peak loads in excess of 50 times our current average daily volumes; and

•	already managed peak shipment days of over 388,000 orders.

Additionally, over the last three years, Gomez, Inc., an Internet benchmarking and improvement strategies firm which provides rankings of websites, gave our website its best rating, 3 Stars, for both availability and response time. Over the 30 days ended June 30, 2005, our website was ranked by Gomez as being faster 100.0% and more available 95.7% of the time as compared to the benchmark average for the 10 largest e-commerce sites on the Internet.

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

Once a customer has completed an order, we focus on establishing a relationship to encourage repeat purchases. This relationship relies on the customer’s overall satisfaction with the product along with continued contact through email, direct mail or other channels. In fiscal 2005 and fiscal 2004, 55.3% and 54.1%, respectively, of total net sales in our core floral business unit came from repeat customers. We intend to continue to leverage our existing ProFlowers customer base of approximately 4.3 million as of June 30, 2005 for the marketing efforts of our gourmet food business unit’s brands, Uptown Prime and Cherry Moon Farms.

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

Expand Distribution Initiatives

We continuously attempt to increase the efficiency of our fulfillment and distribution system, including the exploration of cost-effective alternatives. We maintain a collaborative relationship with FedEx to manage shipments based on our forecasting, and we introduced a similar collaborative relationship with UPS in fiscal 2005. To maximize shipping flexibility and manage costs, we utilize both air and ground shipping methods with both FedEx and UPS. Our proprietary technology allows us to manage delivery accuracy by selectively routing shipments within our carriers’ shipping systems and printing packing labels with key information for sorting and tracking. Our integration with our carriers’ allows us to constantly monitor package status and via email, automatically update our customers with order placement, shipment and delivery information. If we discover a potential problem in transit due to weather, mechanical problems or human error, we are able to either re-ship products from another source to guarantee right-day delivery or proactively contact customers to discuss the situation and find a solution. Our systems are designed to integrate with additional shipping providers if we feel that we will be better served in a particular market or product category by alternate carriers. Accordingly, we maintain a continuous dialogue with all of the available shipping providers to ensure that our shipping needs are met in the most timely and cost effective manner.

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

Support Our Relationships with Retailers that Use Our Market Platform

We offer a variety of arrangements for retailers that want to use our market platform to offer perishable products, including a co-branded website, a private label website or a hybrid of the two. We currently support private label and co-branded websites which use our market platform to operate the floral website of other retailers.

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

Our quality initiatives are supported by detailed product tracking which allows our customer service department to trace any issue resulting in customer dissatisfaction back to the grower, SKU and time of shipment for correction of the root cause. When a customer calls with a quality complaint, corrective action is taken and reports are cycled back to the growers and distribution facility to ensure that our quality commitment is constantly monitored. We are initiating similarly strict quality assurance standards in conjunction with the launch of additional product categories.

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

Products

Floral

Through our ProFlowers website, and the websites that we design and operate for other retailers, we currently offer a variety of fresh-cut flowers, plants and gift items. In addition to our core products, we are constantly working with our growers and suppliers to offer new products. We provide flowers for everyday use and for specific occasions such as Mother’s Day, Valentine’s Day, birthdays, Thanksgiving and Christmas. Each year, we design new products for these occasions and eliminate the lowest performing products from the prior year. As of June 30, 2005, we offered over 280 SKUs representing roses, other flowers, wreaths and potted plants. In addition, we also provide our customers with gift add-ons or alternatives to their floral arrangements, including plush toys, wreaths, gift baskets, chocolates and gourmet desserts. These non-floral products represented approximately 4% of net sales in fiscal 2005 and fiscal 2004.

Other Perishables

We launched our Uptown Prime and Cherry Moon Farms websites in October 2003 and are now operating these branded websites under our gourmet food business unit using our existing technology, systems and expertise. On these branded websites, we offer an assortment of premium products in each category intended for gift-giving or personal consumption. Through our Uptown Prime website, we offer premium meats in various cuts, such as American raised Kobe beef and USDA Prime beef, as well as premium seafood; and through our Cherry Moon Farms website, we feature an assortment of farm fresh, premium fruits. We believe the growth and profitability opportunities in these new categories and brand extensions in our gourmet food business unit are similar to the growth and profitability we have experienced in the floral category.

Suppliers and Distribution Facilities

We fulfill our customers’ orders and distribute our products into the carrier delivery system through three primary channels that consist of:

•	suppliers of our products that also offer drop-shipment distribution capabilities;

•	company-operated distribution facilities that can also serve as import and transition points for products from our international suppliers; and

•	contracted distribution facilities that deal in the distribution of perishable products for a number of companies and that receive a per-order transaction fee for assisting in processing and packing our products. These facilities are located strategically across the U.S. based on proximity to population centers and distribution hubs.

By distributing products through this combination of suppliers, company-operated distribution facilities and contracted distribution facilities, we maximize on-time delivery especially during peak shipment dates, distribute products in a more cost-effective manner and minimize the capacity constraints that may exist at an individual supplier location. This distribution network also allows us to maintain direct control and ownership of our products at all times during fulfillment of our customers’ orders and ultimately to compress the supply chain from supplier to consumer.

Customer Service

We believe that our ability to establish and maintain long-term relationships with our customers and encourage repeat visits and purchases is due, in part, to the strength of our customer support and service operations. We operate an in-house customer service center at our headquarters with dedicated customer service representatives that are supplemented by teams of seasonal contractors during holidays and other peak periods. Our customer service representatives are empowered to meet our customers’ needs through phone, principally through the number 888-FRESHEST, or email 24-hours a day, seven days a week. During holidays and other peak periods, our customer service center can scale to meet our customer service requirements through our combination of in-house and outsourced staff.

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

Our customer service department also works proactively to prevent issues before they occur. Our technology constantly tracks packages and if a shipment is delayed prior to departure from our carriers’ facilities, we will immediately authorize a duplicate shipment to ensure our products reach the intended recipient as expected. If the problem occurs after the FedEx or UPS departure time, we will attempt to call or email the customer informing them of the situation and to provide the customer with various options to receive a refund or replacement. We believe that this proactive model of customer service defeats customer dissatisfaction before it occurs.

Our customer service and overall customer satisfaction has been rated as the highest in the online floral industry. In June 2005, BizRate, a leading online research provider, recognized us for our overall customer satisfaction ranking higher than the average for the custom gifts and flowers category in a number of categories, including overall satisfaction and repurchase intent.

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

Specifically, our infrastructure is designed to provide an e-commerce marketplace for the buyers and sellers of time-sensitive perishable products. Our technology accepts and validates customer orders, places and manages orders with suppliers, routes packages to the appropriate destination via FedEx or UPS, tracks the order and emails the customer automatically at order, shipping and delivery. We believe that we can easily customize our technology infrastructure to fulfill the branding and business needs of retailers that use our market platform to sell perishable products, and provide all the real-time and historical information needed to manage operational decisions and perform business analyses.

Our infrastructure consists of loosely coupled systems, web services and websites that use XML as the language for process integration across our internal systems and the external systems of retailers that use our market platform to sell perishable products. We believe this modular, highly scalable and customizable system make it possible to efficiently expand for the future needs of additional partners, customers and suppliers. Our transaction processing system has been designed to support over 432,000 orders in a single day which is over 50 times the projected average order day. Our technology today maintains data records for over 4.3 million registered customers with disk capacity to maintain records for over 24 million.

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

Our supplier system is redundant for power, connectivity and other features. After an order is placed, our technology immediately directs the order to the appropriate supplier. At the supplier’s facility, a packing label will print that includes a packing slip, customer generated gift message and detailed FedEx or UPS label. The supplier will then package orders in our branded packaging materials or prepare individual products for shipment. The package is then picked up by FedEx or UPS, scanned, and an email notification is sent to notify the customer that the order is in route.

Competition

The retail and online commerce market is rapidly evolving and intensely competitive. In particular, the floral, premium meat and seafood and fresh premium fruit categories are well represented through traditional channels as well as online. Our competitors can be divided into several groups, many of which use traditional supply chains to source and deliver their products. Many of the products we offer can be purchased at supermarkets and warehouse stores as well as at specialty markets. Our floral competitors include traditional florists, catalog and online floral providers such as 1-800-FLOWERS and Hallmark Flowers, and floral wire services such as FTD and Teleflora. In the premium meat and seafood category, we believe our competitors include specialty butchers, mail order companies, seafood specialty catalogs and other online meat providers, such as Omaha Steaks Company. We believe competitors in the fresh fruit category include local farmers’ markets and specialty catalog companies, such as Harry & David. Additionally, we compete with specialty food companies and general gift companies.

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

Intellectual Property/Proprietary Rights

We use a combination of trademark, patent, copyright and trade secret laws, including confidentiality agreements, to protect our proprietary intellectual property. We own trademark registrations for PROFLOWERS®, UPTOWN PRIME®, FLOWERFARM.COM®, FLOWER FARM DIRECT®, FRESHNESS FACTOR®, ENJOY FLOWERS!® and a flower logo in the U.S. We also have registrations issued or pending for the mark PROFLOWERS® in Australia, Brazil, Canada, China, the European Union, India, Japan, Mexico, New Zealand and Switzerland, and for the marks THE ART OF FRESHER FLOWERSSM, DIRECT FROM THE FIELDSSM, and a windmill logo in Australia, Canada and the European Union. We have filed patent applications for four inventions and trademark or service mark applications in the U.S. for the marks PROVIDE COMMERCESM, CHERRY MOON FARMSSM, UPTOWN CATCHSM, THE ART OF FRESHER FLOWERSSM, DIRECT FROM THE FIELDSSM, PQUADSM, a windmill logo design and an additional flowers logo. Our outstanding patent and trademark applications may not be allowed. Even if these applications are allowed, they may not provide us a competitive advantage. Competitors may challenge successfully the validity and scope of our existing and expected trademarks and, if issued, our patents. In addition to a trademark registration, we also have a copyright registration for our flower logo.

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

Our importation of certain flower offerings and our sale and handling of premium meat and seafood and fresh fruit offerings subject us to various federal, state and local government regulations, including regulations imposed by the United States Food & Drug Administration, or FDA, the United States Department of Labor, Occupational Safety and Health Administration, or OSHA, the United States Department of Agriculture, or USDA, and Animal and Plant Health Inspection Service, or APHIS. We have designed our importation procedures and our food handling operations to comply with such regulations. However, the FDA, OSHA, USDA, APHIS or another federal, state or local food regulatory authority may require changes to our importation procedures and food sales and handling operations. We may not be able to make the requested governmental changes or obtain any required permits, licenses or approvals in a timely manner, or at all. Failure to make requested changes or to obtain or maintain a required permit, license or approval could cause us to incur substantial compliance costs and delay the availability of, or cancel, certain product offerings. In addition, any inquiry or investigation from a regulatory authority could have a negative impact on our reputation. Any of these events would harm our business and adversely affect our results of operations.

Employees

As of June 30, 2005, we had 175 full-time employees. We also utilize part-time and temporary employees to respond to fluctuating seasonal demand around holidays and peak periods. Our employees are not covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

Available Information

We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Our corporate Internet addresses are www.providecommerce.com and www.prvd.com.

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

We achieved annual net income for the first time in our corporate history during fiscal 2003 of $4.3 million and achieved annual net income attributable to common stockholders of $18.0 million in fiscal 2004, which included a release of a valuation allowance against deferred tax assets of $14.0 million. Our annual net income was $8.9 million in fiscal 2005. However, we may not be able to continue to achieve positive net income in future fiscal years, especially as we introduce new product categories. We expect our operating expenses to increase in the future, as we, among other things:

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

After investment in items including those described above, we expect to maintain profitability for the foreseeable future, although no assurances can be made that we will be profitable. In order to maintain profitability as we expand into new product categories, we will need to generate net sales exceeding historical levels and/or reduce relative operating expenditures. We do not have significant experience offering product categories other than flowers. We may not be able to generate the required net sales from flowers and other perishable products or reduce operating expenses sufficiently to sustain or increase operating profitability. If we have a shortfall in net sales without a corresponding reduction to our expenses, our operating results may suffer. It is possible that results of operations may be below the expectations of public market analysts and investors, which could cause the trading price of our common stock to fall.

We have operated our flower category for approximately seven years and our premium meat and fresh fruit categories for approximately 21 months. This limited operating history makes evaluating our business and its prospects difficult.

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

We have recently expanded our product lines into other categories of perishable goods. In October 2003, we launched and are now operating two additional websites under our gourmet food business unit: Uptown Prime, offering premium meats and seafood; and Cherry Moon Farms, offering fresh premium fruits. In any possible future expansion of our categories, we intend to leverage our e-commerce platform, marketing and shipping relationships and customer base to develop opportunities for us and other retailers using our platform to offer perishable products. While our market platform has been incorporated into and tested in the online floral retail market, we cannot predict whether it can be successfully applied to other perishable product categories over time. In addition, expansion of our business strategy into new product categories may require us to incur significant marketing expenses, develop relationships with new suppliers and comply with new regulations. These requirements could strain our management, financial and operational resources. Additional challenges that may affect our ability to expand into new product categories include our ability to:

•	establish or increase awareness of our new brands and product categories;

•	acquire, attract and retain customers at a reasonable cost;

•	achieve and maintain a critical mass of customers and orders across all of our product categories;

•	maintain or improve our gross margins and fulfillment costs;

•	compete effectively in highly competitive markets for the sale of perishable goods online;

•	attract and retain suppliers to provide our expanded line of perishable products to our customers on terms that are acceptable to us; and

•	establish ourselves as an important participant in the market for perishable products, such as premium meat, seafood and fresh fruit.

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

We re-negotiate various provisions of our agreements with FedEx and UPS on a periodic basis and are subject to possible terminations by either party upon 60 days prior notice from or to FedEx and 30 days prior notice from or to UPS. We may face substantial increases in the cost of delivery services from our delivery partners as a result of increases in the prices of gasoline and fuel, heightened security measures or other factors. If in the future we fail to negotiate rates or other terms as favorable to us as the existing terms of our agreement, such failure will adversely affect our business and results of operations. In addition, if for any reason FedEx or UPS is unable or unwilling to deliver products to our customers in a timely manner or on acceptable terms, we may not be able to secure alternative shipping partners on acceptable terms in a timely manner, or at all.

We depend on three flower suppliers for approximately 57% of our core floral business products, and the loss of any of these suppliers could harm our business.

For fiscal 2005 and 2004, we depended on three flower suppliers for approximately 56.9% and 46.7%, respectively, of all of our core floral business products, which are defined as all products associated with consumer sales from our ProFlowers business. If any one of these three flower suppliers were to become unable or unwilling to continue to supply flowers to our customers, our business could be harmed. We do not have long-term contracts with any of our flower suppliers for order fulfillment, and these suppliers can terminate their relationships with us at any time. If a flower supplier discontinues its relationship with us, we will be required to obtain a suitable replacement, which may cause delays in delivery or a decline in product quality, leading to customer dissatisfaction and loss of customers. We expect to encounter similar risks as we develop our premium meat, seafood and fruit and other perishable product supplier relationships.

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

We have historically experienced seasonality in our ProFlowers business due to the nature of our products, and we expect this seasonality to continue. Our net sales and earnings are generally lowest in the third calendar quarter, which is our first fiscal quarter. Sales of our products are highly concentrated in the first calendar quarter due to Valentine’s Day, in the second calendar quarter due to Mother’s Day and generally Easter, and in the fourth calendar quarter due to the Thanksgiving and end-of-year holidays. In addition, due to variability in the date for Easter, comparisons of quarterly earnings between years can be impacted since Easter can occur in either the first or second calendar quarters, which are our third and fourth fiscal quarters. In anticipation of increased sales activity during these periods, we utilize a significant number of temporary employees to supplement our permanent staff. We also increase our inventory levels at our distribution facilities. If net sales during these periods do not meet our expectations, we may not generate sufficient net sales to offset these increased costs and our operating results may suffer.

In addition, our business may be adversely affected by the particular day of the week on which certain major holidays fall due to logistical challenges in delivering shipments on the actual date or the dates immediately prior to such holiday.

The relatively recent launch of our new branded websites targeting premium meat, seafood and fresh fruit makes it difficult for us to assess the impact of seasonal factors on our business in the future. We expect that our new product categories will also be subject to seasonal fluctuations, reflecting a combination of seasonality trends for the products and services offered by our new branded websites and seasonality patterns affecting Internet use generally. For example, demand for our current and new product offerings is likely to increase during holiday periods, such as Father’s Day and Christmas, while Internet use in general may decline during the summer months. Our results may also be affected by seasonal fluctuations in the products made available to us for sale by participating suppliers. Cyclical variations for new products we plan to offer may either smooth or increase our existing seasonality. Unanticipated fluctuations in seasonality could adversely affect our operating results and cause us to miss our internal and third-party earnings projections, which could cause our stock price to decline.

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

We have a federal tax net operating loss carryforwards at June 30, 2005 of approximately $13.9 million, which represents a substantial amount of our deferred tax assets. In calculating our tax provision, and assessing the likelihood that we will be able to utilize the deferred tax assets, we have considered and weighed all of the evidence, both positive and negative, and both objective and subjective. We have factored in the inherent risk of forecasting net sales and expenses over an extended period of time. We have also considered the potential risks associated with our business, as outlined in other risk factors in this report, and have taken into account material permanent differences in the treatment of net sales and expenses for purposes of financial reporting and tax accounting, such as the treatment of stock options, limitation on meals and entertainment and stock-based compensation.

Based on information available through our third quarter of fiscal 2004, and sufficient positive evidence, particularly the fact that we reported taxable income for the prior three fiscal years and forecasted future book and tax income, we reversed the valuation allowance during fiscal 2004. Although we anticipate generating future taxable income, we cannot guarantee that we will generate sufficient taxable income to fully utilize our deferred tax assets.

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

We guarantee that all of our flowers will last at least seven days and our plants at least 14 days. We offer our customers a 100% satisfaction guarantee on our floral, meat, seafood and fruit products during the relevant periods. We expect to offer a similar 100% satisfaction guarantee on other products that we may offer in the future. If our customers are not satisfied with the products they receive, we either send them a replacement product or issue a refund. If a significant number of customers request replacement products or refunds, our net income could decrease and our reputation as a provider of high-quality products could be harmed.

We are dependent on our strategic relationships to help promote our branded websites and expand our product offerings; if we fail to maintain or enhance these relationships, our development could be hindered.

We believe that our strategic relationships with leading Internet portal companies, other online retailers, radio advertisers and direct marketers are critical to attract customers, facilitate broad market acceptance of our products and brands and enhance our sales and marketing capabilities. For example, 25.5% of our total customer orders placed in fiscal 2005, and 31.5% of our total customer orders placed in fiscal 2004, were generated from customers who linked to our website from websites operated by other retailers or Internet portal companies with whom we have a strategic relationship. A failure to maintain existing and to establish additional strategic online relationships that generate a significant amount of traffic from other websites could limit the growth of our business. Establishing and maintaining relationships with leading Internet portal companies, other online retailers, radio advertisers and direct marketers is competitive and expensive. In particular, many Internet portal companies have significantly increased their rates. We may not successfully enter into additional relationships or renew existing ones beyond their current terms. We may also be required to pay significant fees to maintain and expand existing relationships. Further, many Internet portal companies, other online retailers, radio advertisers and direct marketers that we may approach to establish an advertising presence or with whom we already have an existing relationship may also provide advertising services for our competitors. As a result, these companies may be reluctant to enter into, maintain or expand a relationship with us. Our net sales may suffer if we fail to enter into new relationships or maintain or expand existing relationships, or if these relationships do not result in traffic sufficient to justify their costs.

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

Many factors, such as weather conditions, agricultural limitations and restrictions relating to the management of pests and disease, affect the supply of flowers and the price of our floral products. If the supply of flowers available for sale is limited, prices for flowers could rise, which could cause customer demand for our floral products to be reduced and our net sales and gross margins to decline. Alternatively, we may not be able to obtain high-quality flowers in an amount sufficient to meet customer demand. Even if available, flowers from alternate sources may be of lesser quality and/or may be more expensive than those currently offered by us. We expect that we will encounter similar risks with premium meat, seafood, fresh fruit and other perishable products as we expand our e-commerce platform into these product categories.

In fiscal 2005 and 2004, 58.4% and 60.0%, respectively, of the flowers we sold were grown by farmers located abroad, primarily in Colombia, Ecuador and Holland, and we expect that this will continue in the future. We also may purchase premium meat, seafood, fresh fruit and other perishable products from suppliers in foreign countries. The availability and price of these products could be affected by a number of other factors affecting foreign suppliers, including:

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

Our computer and telecommunications systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, failure in the Internet backbone service providers or Internet service providers, earthquakes, acts of war or terrorism, acts of God, human error, computer viruses, physical or electronic break-ins and similar events. Any of these events could lead to system interruptions, delays and loss of critical data, and make our websites or toll-free customer service centers inaccessible to our customers or prevent us from efficiently fulfilling orders or providing services to other retailers who rely on our market platform to assist them in operating their online businesses. For instance, in January 2004, a router failure at one of our Internet service providers caused approximately two hours of degraded website response times and availability, and in July 2005, a circuit failure at one of our Internet service providers caused approximately 9 minutes of degraded website response times and availability. This effect would be magnified if interruptions were to occur during one of our peak selling periods, such as Valentine’s Day or Mother’s Day. We do not have fully redundant systems in different geographical areas or a formally tested disaster recovery plan. Our business interruption insurance may be inadequate to compensate for all losses that may occur.

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

We rely on suppliers and distribution facilities to fulfill our customer’s orders and to distribute our products into the carrier delivery system.

In the future, we may be unable to fulfill our customers’ orders through one or more of our various suppliers or distribution facilities in a timely manner, or at all, due to a number of factors that may affect one or more of such suppliers or distribution facilities, including:

•	a failure to maintain or renew one or more of our existing lease agreements for any of our company-operated distribution facilities;

•	a prolonged power or equipment failure;

•	an employee strike or other labor stoppage;

•	a disruption in the transportation infrastructure including bridges and roads;

•	a refrigeration failure; or

•	a fire, flood, hurricane, tornado or other disaster.

In the event that we are unable to fulfill our customers’ orders through one or more of our suppliers or distribution facilities, we will attempt to re-ship the orders from another source to ensure timely delivery. However, we cannot guarantee that our other suppliers and distribution facilities will have the capacity or the variety of flowers to fulfill all orders from a given supplier or distribution facility or that we will be able to deliver the affected orders in a timely manner. In addition, if operations from one or more of our suppliers or distribution facilities become permanently disrupted due to any of the above or other factors, we may not be able to secure a replacement distribution facility in a location on terms acceptable to us or at all. Our business and results of operations could be materially and adversely affected if we experience temporary or permanent disruptions at one or more of our suppliers or distribution facilities.

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

•	our pending patent applications, copyrights, trademarks, trade secrets and other intellectual property rights may be challenged or invalidated by our competitors;

•	we only have four U.S. patent applications pending in the United States Patent and Trademark Office and none of the patent applications have yet to issue;

•	our pending patent applications may not issue, or, if issued, may not provide meaningful protection for related products or proprietary rights;

•	in the event one or more of our pending patent applications issue into a patent, there may be prior art in existence that the United States Patent and Trademark Office has not considered which may invalidate one or more patent claims;

•	we may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by employees, consultants or advisors;

•	the laws of foreign countries, including Australia, Brazil, Canada, China, the European Union, India, Japan, Mexico, New Zealand and Switzerland where we have issued or pending trademarks, may not protect our intellectual property rights to the same extent as the laws of the U.S., and mechanisms for enforcement of intellectual property rights may be inadequate in foreign countries;

•	our competitors may lawfully develop proprietary software or other technology that competes with our proprietary supply chain technology; and

•	we may be unable to successfully identify or prosecute unauthorized uses of our proprietary technology.

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

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, will increase our expenses as we evaluate the implications of new rules and devote resources to respond to the new requirements. The Sarbanes-Oxley Act mandates, among other things, that companies adopt new corporate governance measures and imposes comprehensive reporting and disclosure requirements, sets stricter independence and financial expertise standards for audit committee members and imposes increased civil and criminal penalties for companies, their chief executive officers and chief financial officers and directors for securities law violations. In particular, we have incurred and expect to incur additional administrative expense and have devoted and expect to continue to devote substantial management time as we have implemented controls and procedures required by Section 404 of the Sarbanes-Oxley Act, which requires management to report on, and our independent registered public accounting firm to attest to, our internal control over financial reporting. Although in connection with this report we have not identified any material weaknesses in our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, any significant deficiencies that are not adequately addressed could lead to material weaknesses in the future. If our internal control over financial reporting are determined to be ineffective, investors could lose confidence in the reliability of our financial reporting, which could adversely affect our stock price.

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

Our importation of certain flower offerings and our sale and handling of premium meat, seafood and fresh fruit offerings subject us to various federal, state and local government regulations, including regulations imposed by the United States Food & Drug Administration, or FDA, the United States Department of Labor, Occupational Safety and Health Administration, or OSHA, the United States Department of Agriculture, or USDA, and Animal and Plant Health Inspection Service, or APHIS. We have designed our importation procedures and our food handling operations to comply with such regulations. However, the FDA, OSHA, USDA, APHIS or another federal, state or local food regulatory authority may require changes to our importation procedures and food sales and handling operations. We may not be able to make the requested governmental changes or obtain any required permits, licenses or approvals in a timely manner, or at all. Failure to make requested changes or to obtain or maintain a required permit, license or approval could cause us to incur substantial compliance costs and delay the availability of, or cancel, certain product offerings. In addition, any inquiry or investigation from a regulatory authority could have a negative impact on our reputation. Any of these events would harm our business and adversely affect our results of operations.

Various legal rules and regulations related to the collection, dissemination and security of personal information may affect our ability to solicit our customers and potential customers with emails or telephone calls and to collect or disseminate personal data about our customers.

A growing body of laws designed to protect the privacy of personally identifiable information as well as to protect against its misuse may adversely affect the growth of our business and our marketing efforts. These laws include the Federal Trade Commission Act, the Children’s Online Privacy Protection Act and Federal Trade Commission, or FTC, regulations implementing that act, the Fair Credit Reporting Act, the Gramm Leach Bliley Act and related regulations, California’s Online Privacy Protection Act of 2003 as well as other legal federal, state, and local provisions. The FTC has the authority to protect against the misuse of consumer information by targeting companies that collect, disseminate or maintain personal information in an unfair or deceptive manner, as well as companies that fail to notify parents and obtain parental consent before collecting information from children. The FTC has conducted dozens of investigations into the privacy and security practices of companies that collect information on the Internet. The provisions of these laws and related regulations are complicated, and we do not have extensive experience in complying with them. The evolving nature of the FTC’s and other governmental bodies’ enforcement efforts, and the possibility of new laws in this area, may adversely affect our ability to collect and disseminate or share demographic and personal information from users and our ability to email or telephone users, all of which could adversely affect our marketing efforts and business. In addition, even technical violations of these laws can result in significant penalties. Given the volume of transactions we process as a consumer-focused e-commerce company, any violations of applicable privacy laws could expose us to significant liability.

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

Negative trends in the general economy, including trends resulting from actual or threatened military action by the U.S. and threats of terrorist attacks on the U.S. and abroad, could cause a decrease in consumer spending on flowers, premium meats, seafood, fresh fruits and perishable products in general. Also, any reduction in consumer confidence or disposable income in general may affect the demand for our products. If general economic conditions do not improve or deteriorate further and our customers have less disposable income, consumers may spend less on our products and our quarterly operating results may suffer.

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

In accordance with current industry practice and our interpretation of current law, as of June 30, 2005, we collected sales and use taxes or other such taxes with respect to shipments of goods into the 16 states in which we have sufficient operations to require us to collect and pay taxes. The operation of our distribution facilities, the operations of any future distribution facilities and other aspects of our evolving business may, however, result in increased sales and use tax obligations. Some states have imposed, sought or are now seeking to impose taxes on Internet access, and multiple or discriminatory taxes on electronic commerce. The imposition of these various taxes may increase the tax collection obligations on companies that engage in electronic commerce as we do.

Federal legislation limits the imposition of U.S. state and local taxes on Internet-related sales. In 1998, Congress passed the Internet Tax Freedom Act, which placed a moratorium on state and local taxes on Internet access, unless such tax was already imposed prior to October 1, 1998, and on multiple or discriminatory taxes on electronic commerce. The original moratorium expired in November 2003 while Congress debated several proposals to retain the moratorium. On December 3, 2004, Congress passed the Internet Tax Nondiscrimination Act, which retroactively extended the moratorium on these taxes from November 1, 2003 until November 1, 2007 and also requires state and local governments that are currently imposing such taxes to eliminate them by specified dates.

When the moratorium expires on November 1, 2007, state and local governments may be free once again to impose new taxes on Internet-related sales. If Congress does not extend the law as they currently have done, or chooses to lift the moratorium prematurely, we may be required to collect and pay any new taxes imposed.

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

We use an internally developed system for substantially all aspects of transaction processing, including order management, credit card processing and shipping. Our accounting and financial system is purchased from a third-party. Because our current transaction processing system, which provides frequent operational reports, is not integrated with our accounting and financial system, we must manually input data in order to prepare information for accounting and financial reporting. This manual input of data may make it more difficult for management to obtain accurate financial statements and reporting information on a timely basis. We intend to increase the integration between our transaction processing and accounting systems. We cannot guarantee that we will complete this increased integration in a fast and effective manner. Any inability to do so may have a material adverse effect on our business, financial condition and results of operations.

If third parties acquire rights to use similar domain names or phone numbers or if we lose the right to use our domain names or phone numbers, our brands may be damaged and we may lose sales.

Our Internet domain names are an important aspect of our brand recognition. We cannot practically acquire rights to all domain names similar to www.providecommerce.com, www.proflowers.com, www.uptownprime.com, www.flowerfarm.com or www.cherrymoonfarms.com. If third parties obtain rights to similar domain names, these third parties may confuse our customers and cause our customers to inadvertently place orders with these third parties, which would result in lost sales for us and could damage our brand.

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

Health concerns relating to the consumption of beef, fruit or other food products could have a negative impact on our premium meat, seafood fruit and related product offerings and could negatively impact our results of operations.

The success of our premium meat and seafood website and other planned perishable product offerings could be affected by health concerns related to the consumption of beef, certain seafood, or fruit or negative publicity concerning food quality, illness and injury generally, such as negative publicity concerning e-coli, “mad cow” or “foot-and-mouth” disease. This negative publicity may adversely affect demand for our premium meat, seafood, or fruit products which could materially harm our business and results of operations.

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

In May 2005, our board of directors authorized a stock repurchase program of up to $25 million of our common stock in open market and negotiated purchases over a period of one year. Through June 30, 2005, we had repurchased 408,500 shares of our common stock in open market transactions at varying market prices. Our prior repurchases and any repurchases we may make in the future may not prove to be at optimal market prices and our use of cash for the stock repurchase program may not prove to be the best use of our cash resources.

Because of the significant stock ownership of our largest stockholder, our largest stockholder will be able to exert significant influence over us and our significant corporate decisions.

As of June 30, 2005, our largest stockholder and persons affiliated with our largest stockholder beneficially owned 33.0% of our outstanding common stock. In addition, as of the same date, our executive officers, directors and other stockholders holding more than 5% of our outstanding capital stock and their affiliates, in the aggregate, beneficially owned approximately 53.1% of our outstanding common stock. These persons, acting together, may have the ability to control our management and affairs. Our majority stockholder and persons affiliated with our majority stockholder will have the ability to exert significant influence over the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may harm the market price of our common stock by, among other things:

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

If our common stockholders sell substantial amounts of common stock in the public market, or if the market perceives that these sales may occur, the market price of our common stock may decline. Certain of our directors and executive officers, including our chairman, our chief executive officer and our president and chief operating officer, have in the past established, and may in the future establish, programmed selling plans under Rule 10b5-1 for the purpose of effecting sales of common stock. We have also registered all shares of common stock that we may issue under our employee benefits plans. As a result, these shares can be freely sold in the public market upon issuance, subject to restrictions under the securities laws. In addition, the holders of up to 5,505,942 shares of common stock, based upon shares outstanding as of June 30, 2005 and assuming exercise of such holders’ outstanding options and warrants, have rights, subject to some conditions, to require us to file registration statements covering the resale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. These registration rights of our stockholders could impair our ability to raise capital by depressing the price at which we could sell our common stock.

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

Item 2. Properties

Our principal executive, administrative, technology, marketing and customer service facilities total approximately 60,700 square feet and are located at 5005 Wateridge Vista Drive in San Diego, California under a lease that expires in August 2009. Our monthly rent for this facility is $88,015 through December 2005, and then shall increase incrementally from $90,443 to $98,941 for the remainder of the term. We also lease additional distribution facilities in strategic areas to supplement our third-party suppliers and distribution facilities, none of which are materially important physical properties.

Item 3. Legal Proceedings

As of July 31, 2005, we were not a party to any material legal proceedings that management believes would adversely affect our business. We may, however, become subject to lawsuits in the ordinary course of business.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year-ended June 30, 2005.

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

	High	Low
Fiscal Year Ended June 30, 2004
Second Quarter (from December 17 through December 31, 2003)	$15.17	$13.00
Third Quarter	$25.17	$14.80
Fourth Quarter	$24.34	$17.95

	High	Low
Fiscal Year Ended June 30, 2005
First Quarter	$21.64	$14.34
Second Quarter	$38.20	$21.10
Third Quarter	$37.66	$26.63
Fourth Quarter	$30.50	$17.65

As of June 30, 2005, there were approximately 48 holders of record of our common stock. This figure does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

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

Recent Sales of Unregistered Securities

During the quarter ended June 30, 2005, we did not issue or sell any unregistered securities.

Issuer Purchases of Equity Securities

On May 3, 2005, we announced that our board of directors authorized a stock repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, of up to $25 million of shares of our common stock in open market and negotiated purchases over a period of one year. The following table provides information regarding our stock repurchases in the quarter ended June 30, 2005:

Month	Total Number of Shares Purchased During Month (1)	Average Price Paid Per Share (2)	Cumulative Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan (3)
May 2005	398,500	$21.63	398,500	$16,378,750
June 2005	10,000	$22.75	408,500	$16,151,264

Total	408,500

(1)	The purchases were made in open-market transactions.
(2)	Excludes commissions paid, if any, related to the share repurchase transactions.
(3)	Represents the difference between the $25,000,000 of share repurchases authorized by our board of directors and the value of the shares repurchased through the applicable month.

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

As of June 30, 2005, we have not used any of the net proceeds from the offering. We intend to use the net proceeds from the offering for: (i) sales and marketing activities; (ii) promotion of existing and future product categories; and (iii) general corporate purposes. In addition, we may use a portion of the net proceeds to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. We have no commitments with respect to any acquisition or investment.

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

The selected statement of operations data for fiscal 2005, 2004, and 2003, and the selected balance sheet data as of June 30, 2005 and 2004 are derived from the audited financial statements which are included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for fiscal 2002 and

2001 and the selected balance sheet data as of June 30, 2003, 2002, and 2001 are derived from the audited financial statements which are not included in this Annual Report on Form 10-K.

	Fiscal Years Ended June 30,
	2005	2004	2003	2002	2001
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Net sales	$177,078	$128,813	$88,684	$70,245	$45,730
Cost of sales (1)	97,225	71,768	51,392	41,086	27,699

Gross profit (1)	79,853	57,045	37,292	29,159	18,031

Operating expenses:
Selling and marketing (1)	36,737	25,475	17,277	14,302	14,072
General and administrative	20,346	15,004	11,187	9,719	7,094
Information technology systems	5,539	4,068	3,565	3,963	4,016
Amortization of goodwill	—	—	—	—	6,754
Stock-based compensation	3,034	1,970	411	483	1,741

Total operating expenses (1)	65,656	46,517	32,440	28,467	33,677

Operating income (loss) from continuing operations	14,197	10,528	4,852	692	(15,646)
Minority interest in loss of consolidated subsidiary	—	—	—	—	298
Other income (expense), net	1,524	404	(183)	(357)	267

Income (loss) from continuing operations before income tax	15,721	10,932	4,669	335	(15,081)
Income tax provision (benefit)	6,806	(8,604)	337	—	—

Income (loss) from continuing operations	8,915	19,536	4,332	335	(15,081)
Loss from discontinued operations	—	—	—	(643)	(797)

Net income (loss)	8,915	19,536	4,332	(308)	(15,878)
Preferred stock dividend	—	(1,500)	—	—	—

Net income (loss) attributable to common stockholders	$8,915	$18,036	$4,332	$(308)	$(15,878)

Income (loss) per share from continuing operations:
Basic	$0.74	$2.21	$0.76	$0.06	$(2.98)
Diluted	$0.65	$1.63	$0.39	$0.03	$(2.98)
Loss per share from discontinued operations:
Basic	$—	$—	$—	$(0.12)	$(0.16)
Diluted	$—	$—	$—	$(0.12)	$(0.16)
Net income (loss) per common share:
Basic	$0.74	$2.04	$0.76	$(0.06)	$(3.14)
Diluted	$0.65	$1.50	$0.39	$(0.06)	$(3.14)
Weighted average common shares outstanding:
Basic	12,029,916	8,837,093	5,682,518	5,248,964	5,507,787
Diluted	13,744,194	11,986,025	11,206,693	9,609,344	5,507,787

(1)	Under EITF (Emerging Issues Task Force) 01-9, Accounting for Consideration Given by a Vendor to a Customer, the cost of a “free offer” at purchase, such as a free glass vase, should be included in cost of sales. Historically, these promotional costs have been included as a marketing expense. During the fiscal year ended June 30, 2005, we reclassified these costs into cost of sales for all periods presented. The accompanying financial statements give retroactive effect to the reclassification for all periods presented.

	June 30,
	2005	2004	2003	2002	2001
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$12,308	$18,210	$11,496	$4,923	$8,459
Marketable Securities	53,116	41,218	—	—	—
Working capital (deficit)	59,554	50,139	3,790	(830)	426
Total assets	90,208	80,225	17,334	10,260	13,060
Long-term debt, less current portion	2,367	762	48	—	2,514
Convertible preferred stock	—	—	6	6	6
Common stock	12	12	6	6	6
Total stockholders’ equity	70,635	62,325	7,097	2,246	485

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the related notes to those statements included elsewhere in this report. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of the factors described in the “Risks and Uncertainties” section above and elsewhere in this report. Except as may be required by applicable law, we undertake no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

We plan to assess and target additional categories based on our market platform’s ability to add value by streamlining the supply chain for the benefit of customers and suppliers. We have identified premium meat, seafood and fresh fruit as initial categories where we believe we can leverage our customer base, marketing and distribution relationships and infrastructure. In October 2003, we launched and are now operating Uptown Prime at www.uptownprime.com, offering premium meats and seafood, and Cherry Moon Farms at www.cherrymoonfarms.com, offering fresh premium fruits.

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

To date, we have derived our revenues primarily from the sale of flowers, plants and gifts from our www.proflowers.com website. For fiscal 2005, we reported net sales of $177.1 million, an increase of 37.5% from $128.8 million for fiscal 2004, and net income attributable to common stockholders of $8.9 million as compared to $18.0 million for the prior fiscal year. During fiscal 2004, we reassessed the valuation allowance previously established against our net deferred tax assets and released an allowance of approximately $14.0 million, resulting in the recognition of a net tax benefit for fiscal 2004 of $8.6 million. Since inception through fiscal 2002 we incurred significant losses. As of June 30, 2005, we have an accumulated deficit of $22.0 million.

We use our market platform to manage the delivery of flowers from the supplier to the consumer in a manner that reduces our inventory risk. We do not take title to flowers shipped direct from our growers to our customers until pick-up by our third-party carriers. We take title to flowers from growers outside the U.S. that we briefly maintain as inventory while in-transit to one of our distribution facilities and while being prepared and packaged for shipping. Our longer-term inventory consists of grower shipping supplies, including boxes, and accessories, including flower vases, chocolates and plush toys.

Statements of Income

The following table sets forth our statements of income expressed as a percentage of net sales for the fiscal years ended June 30, 2005, 2004, and 2003:

	Fiscal Years Ended June 30,
	2005	2004	2003
Statements of Income Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales (1)	54.9	55.7	57.9

Gross profit (1)	45.1	44.3	42.1
Operating expenses:
Selling and marketing (1)	20.7	19.8	19.5
General and administrative	11.5	11.7	12.6
Information technology systems	3.1	3.2	4.0
Stock-based compensation	1.7	1.5	0.5

Total operating expenses (1)	37.1	36.1	36.6

Operating income	8.0	8.2	5.5
Other income (expense), net	0.9	0.3	(0.2)

Income before income tax	8.9	8.5	5.3
Provision (benefit) for income taxes	3.8	(6.7)	0.4

Net income	5.0	15.2	4.9
Preferred stock dividend	—	1.2	—

Net income attributable to common stockholders	5.0%	14.0%	4.9%

(1)	Under EITF (Emerging Issues Task Force) 01-9, Accounting for Consideration Given by a Vendor to a Customer, the cost of a “free offer” at purchase, such as a free glass vase, should be included in cost of sales. Historically, these promotional costs have been included as a marketing expense. During the fiscal year ended June 30, 2005, we reclassified these costs into cost of sales for all periods presented. The accompanying financial statements give retroactive effect to the reclassification for all periods presented.

Net Sales

	Fiscal Years Ended June 30,
	2005	% Increase	2004	% Increase	2003
	(in thousands, except percentages)
Net sales	$177,078	37.5%	$128,813	45.2%	$88,684

Our net sales are derived primarily from the sale of flowers, plants and gifts from our www.proflowers.com website and the sale of gourmet foods from our www.uptownprime.com and www.cherrymoonfarms.com websites. We also generate net sales from fees that we receive from retailers for whom we design and operate websites to sell perishable products under their own brands.

The increase in net sales for each fiscal year compared to the prior fiscal year resulted primarily from an increase in the number of orders by new and existing customers.

In order to provide better comparability between accounting periods, the information presented in the following table represents the numbers of customers included in our database at period end, orders placed by existing customers, net sales from existing customers, new customers and average order value in our core floral business, which is defined as consumer sales from the ProFlowers business. Results from our activities other than our core floral business are not reflected as they are not material relative to our floral activities. Information for our other activities will be presented in the future when they become material.

	Fiscal Years Ended June 30,
	2005	% Increase	2004	% Increase	2003
	(in thousands, except percentages and average order values)
Database of customers at year end	4,307	38.9%	3,100	47.6%	2,100
Orders placed by existing customers	2,009	49.8%	1,341	42.5%	941
Net sales from existing customers	$100,305	47.3%	$68,116	46.0%	$46,663
New customers	1,214	27.0%	956	35.2%	707
Average order value	$49.85	1.9%	$48.91	0.7%	$48.59

Growth in the number of new customers for the fiscal years ended June 30, 2005 and 2004 is a result of our advertising and marketing campaigns which are designed to attract and maintain customers. We believe continued strength in repeat orders is a result of our strong customer satisfaction and our retention marketing efforts.

In October 2003, we launched and are now operating Uptown Prime at www.uptownprime.com offering premium meats and seafood, and Cherry Moon Farms at www.cherrymoonfarms.com, offering fresh premium fruits. We expect premium meat, seafood and fresh premium fruit net sales to grow in significance to our business as we develop and expand our premium meat, seafood and fresh sales of premium fruit websites. Approximately 4% of our net sales for fiscal 2005 were derived from premium meats, seafood and fresh premium fruits. You must consider our prospects for expanding our premium meat, seafood and fresh premium fruit net sales during fiscal 2005 and beyond in light of the risks associated with expanding into new product categories and the other risks outlined in Part I. “Business—Risks and Uncertainties” above.

We offer a variety of arrangements for branded retailers or direct marketers that want to use our market platform to offer perishable products, including a co-branded website, a private label website or a hybrid of the two. The arrangements are currently structured to involve a combination of net sales sharing and fee-based agreements. For net sales sharing agreements, we pay the retailer a portion of the net sales generated from its website. Fee-based retailer arrangements involve a combination of up-front development costs and per-transaction fees paid to us by the retailer. Currently, our branded retailer arrangements regardless of the payment structure represent an immaterial percentage of our net sales for fiscal 2005.

Gross Profit

	Fiscal Years Ended June 30,
	2005	% Increase	2004	% Increase	2003
	(in thousands except percentages)
Gross profit	$79,853	40.0%	$57,045	53.0%	$37,292
Gross profit percentage	45.1%		44.3%		42.1%

Our gross profit consists of net sales less cost of sales. Our cost of sales consists primarily of flower and other product costs and shipping charges. Other costs included in cost of sales are producer and delivery supply costs, distribution facility labor costs and the cost of promotional and replacement products.

The increases in the gross profit in absolute dollars for fiscal 2005 compared to fiscal 2004, and in fiscal 2004 compared to fiscal 2003 are primarily a result of the strong growth in net sales. In addition in fiscal 2005, we experienced cost savings in cost of sales due to increased use of ground shipping and a more profitable mix of product lines and products. These savings were partially offset by increased volume in our sale of gourmet food business unit which had a lower overall gross profit percentage than the core floral business unit. In fiscal 2004, we experienced a more profitable mix of product lines and products, a decline in the cost of our accessories due to renegotiating certain costs and a reduced sales tax expense due to collecting a higher percentage of remitted sales taxes from our customers.

The increase in gross profit percentage in fiscal 2005 over fiscal 2004 was primarily a result of a reduction, as a percent of net sales, in outbound freight cost due to increased utilization of ground shipping, and increased sales of more profitable floral products. These increases in gross profit percentage were partially offset by increased volume in our sale of gourmet food business unit which had a lower overall gross profit percentage than the core floral business unit. The increase in the gross profit percentage for the fiscal 2004 as compared to the fiscal 2003 was also a result of focused marketing to more profitable product lines and products—particularly within our business-to-business sales activities—and costs savings in product and accessory costs along with a reduction in sales tax expense due to improved collections.

We expect our gross profit in absolute dollars to increase in the future as we increase our net sales. We expect that our gross profit percentage will fluctuate in the future as we expand into new product categories based upon our product mix, average order value, product costs, shipping costs, product replacement and refund rates and handling and packaging costs for the various products. Our gross profit may also fluctuate in the future as a result of fluctuations in carrier costs due to fuel surcharges.

Selling and Marketing

	Fiscal Years Ended June 30,
	2005	% Increase	2004	% Increase	2003
	(in thousands except percentages)
Selling and marketing	$36,737	44.2%	$25,475	47.5%	$17,277
As a percent of net sales	20.7%		19.8%		19.5%

Our selling and marketing expenses consist primarily of advertising costs, payroll and payroll related costs for our category development and marketing and customer service staff and market and customer research costs. Advertising expenses are generally expensed as incurred. For advertising contracts which cover an extended period of time, the costs are expensed over the life of the contract based on the terms of the contract, such as orders placed, radio spots run or Internet advertisements placed. Our advertising efforts target the acquisition of new customers and repeat orders from existing customers.

Under EITF (Emerging Issues Task Force) 01-9, Accounting for Consideration Given by a Vendor to a Customer, the cost of a “free offer” at purchase, such as a free glass vase, should be included in cost of sales. Historically, these promotional costs have been included as a marketing expense. During the fiscal year ended June 30, 2005, we reclassified these costs into cost of sales for all periods presented. This reclassification increases cost of sales by $3,049, $1,916, and $1,397 which resulted in reducing the gross profit, by approximately 172, 149, and 157 basis points in fiscal years ended June 30, 2005, 2004, and 2003 respectively, and reducing marketing expense by the same amount. The accompanying financial statements give retroactive effect to the reclassification for all periods presented.

The increase in absolute dollars of selling and marketing expense in fiscal 2005 over fiscal 2004 and in fiscal 2004 over fiscal 2003 is primarily due to increases in online and offline advertising and promotional costs. In fiscal 2005, as a percentage of prior year expense, our offline advertising and promotional costs grew faster than our increase in net sales as a result of increasing our marketing activities in an effort to generate additional net sales. In fiscal 2004, as a percentage of prior year expense, our online and offline advertising and promotional costs grew faster than our increase in net sales as a result of increasing our marketing activities in an effort to generate additional net sales. This included increased activity and costs in direct online advertising and radio advertising. In addition, in fiscal 2005 and 2004, we experienced an increase in payroll and payroll related costs as our marketing staff headcount has increased in order to drive increases in net sales.

The increase in selling and marketing expense as percentage of net sales between fiscal 2005 and fiscal 2004 was primarily a result of an increase in offline marketing costs and an increase in our customer service costs in order to better serve our customers. These increases were partially offset by a decrease in online marketing costs as a percentage of net sales. Marketing expenses for the fiscal 2004 as a percentage of net sales compared to the fiscal 2003 were essentially unchanged, increasing by less than 1.0%.

We expect selling and marketing expenses to continue to increase in absolute dollars in the future as a result of continued expansion of our sales and marketing infrastructure in support of a broader product portfolio. While we currently expect selling and marketing expenses to increase in absolute dollars, we expect them to remain generally comparable to fiscal 2005 as a percentage of net sales for fiscal 2006. However, as we identify opportunities to increase our growth in net sales, we may increase our marketing expense to take advantage of those opportunities.

General and Administrative

	Fiscal Years Ended June 30,
	2005	% Increase	2004	% Increase	2003
	(in thousands except percentages)
General and administrative	$20,346	35.6%	$15,004	34.1%	$11,187
As a percent of net sales	11.5%		11.7%		12.6%

Our general and administrative expenses consist primarily of payroll and payroll related costs for our employees, (except those associated with fulfillment, customer service, technology and sales and marketing employees), credit card fees, depreciation of fixed assets, facilities costs (other than facilities costs associated with cost of goods sold), insurance, travel, legal and accounting professional fees, bad debt expense, phone, deferred compensation expenses, utilities and other facility-related expenses and other general corporate expenses.

The increase in absolute dollars in general and administrative expenses for fiscal 2005 compared to fiscal 2004 was primarily due to an increase in costs to support the growth in net sales including payroll and payroll related costs, credit card fees, and depreciation of fixed assets. The decline in general and administrative expenses, as a percentage of net sales, for fiscal 2005 compared to fiscal 2004 was primarily a result of a decrease in bad debt expense related to chargeback activity from credit card transactions following our implementation of additional security features on our website to combat the use of fraudulent credit cards. This decrease was partially offset by an increase, as a percentage of net sales, in depreciation expense and legal and professional fees. The increase in absolute general and administrative expenses for fiscal 2004 compared to fiscal 2003 is primarily due to an increase in bad debts due to chargebacks on credit cards, an increase in payroll and payroll related costs and an increase in insurance costs as a result of becoming a public company.

We expect general and administrative expenses to continue to increase in absolute dollars in the future as a result of continued expansion of our administrative infrastructure in support of a broader technology and product portfolio and expenses associated with being a public company. However, we also anticipate that general and administrative expenses will continue to decrease as a percentage of net sales as a result of net sales growing faster than general and administrative expenses.

Information Technology Systems

	Fiscal Years Ended June 30,
	2005	% Increase	2004	% Increase	2003
	(in thousands except percentages)
Information technology	$5,539	36.2%	$4,068	14.1%	$3,565
As a percent of net sales	3.1%		3.2%		4.0%

Our information technology system expenses consist primarily of payroll and payroll related costs for information technology personnel, engineering consulting expenses and outside services, including hosting of our Internet servers. Information technology system expenses are expensed as incurred. Information technology system expenses are net of software capitalization of major site and product development efforts under Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use.

The increase in absolute dollars of information technology system expenses in fiscal year 2005 compared to fiscal 2004 was a result of an increase in payroll and payroll related costs as the headcount has increased to support the growth of net sales and an increase in the cost of software and hardware support contracts due to an increase in the number of software and hardware assets. The increase in information technology costs in absolute dollars for fiscal year 2004 compared to fiscal year 2003 is a result of an increase in payroll and payroll related costs and an increase in the use of contract labor for software development which was partially offset by an increase in capitalized software development costs. Capitalized software costs were $935, $879, and $710 in fiscal 2005, 2004, and 2003, respectively. The payroll and contract labor increases were required to support the infrastructure necessary for continued growth of net sales.

The decline in information technology system expenses, as a percentage of net sales, for fiscal 2005 over fiscal 2004 and fiscal 2004 as compared to fiscal 2003 was primarily a result of our growth in net sales, which outpaced our growth in overall information technology system expenses combined with capitalized information technology expenditures.

We expect information technology system expenses to increase in absolute dollars in fiscal 2006 compared to fiscal 2005 but to remain at a relatively constant percentage of net sales compared to fiscal 2005 as we continue to invest in our infrastructure to support the growth of our business. Our information technology expenses may fluctuate in the future should we capitalize either greater or fewer expenses associated with capital software projects.

Stock-Based Compensation

	Fiscal Years Ended June 30,
	2005	% Increase	2004	% Increase	2003
	(in thousands except percentages)
Stock-based compensation	$3,034	54.1%	$1,970	378.6%	$411
As a percent of net sales	1.7%		1.5%		0.5%

The increase in stock-based compensation in fiscal year 2005 compared to fiscal 2004 was a result of the amortization of options granted in connection with the retention of key employees and hiring of new employees in both fiscal 2005 and fiscal 2004. In addition, the weighted average fair value of options granted in fiscal 2005 was significantly higher compared to fiscal 2004 due primarily to a higher average stock price. Stock-based compensation increased during fiscal year 2004 as compared to fiscal year 2003 due to the amortization of compensation expense related to options granted in connection with the retention of key employees and hiring of new employees. The increase is due to both an increase in the number of options issued and a higher cost per option as a result of the increase in the market value of our common stock. Prior to fiscal 2003, we accounted for stock-based employee compensation arrangements under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Effective July 1, 2002, we adopted the fair value recognition provisions of SFAS No. 123. We selected the prospective method of adoption described in SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This method applies fair value accounting to all new grants and modification or settlement of old grants after the beginning of the year of adoption. All grants prior to our adoption of SFAS No. 123 will continue to be accounted for under the intrinsic value provision of APB No. 25.

Other Income (Expense), Net

	Fiscal Years Ended June 30,
	2005	% Increase	2004	% Increase	2003
	(in thousands except percentages)
Other income (expense), net	$1,524	277.3%	$404	N/A	$(183)
As a percent of net sales	0.9%		0.3%		(0.2)%

Other income (expense), net includes investment income and interest expense.

The increase in net other income in fiscal 2005 compared to fiscal 2004 was a result of an increase in investment income due to higher invested cash and marketable securities balances and improved returns on those invested funds. The increase in net other income in fiscal 2004 compared to fiscal 2003 is a result of increased investment income from cash and marketable securities. The increases in cash and marketable securities are a result of cash received from our initial and secondary public offerings and additions to cash levels as a result of operations.

Provision (Benefit) for Income Tax

	Fiscal Years Ended June 30,
	2005	% Increase	2004	% Increase	2003
	(in thousands except percentages)
Provision (Benefit) for Income tax	$6,806	N/A	$(8,604)	N/A	$337
As a percent of net sales	3.8%		(6.7)%		0.4%

The increase in provision for income tax in fiscal 2005 compared to fiscal 2004 is primarily a result of the release of the valuation allowance against our deferred tax benefit in fiscal 2004. As a result of releasing the valuation allowance, the tax provision in subsequent periods, including fiscal 2005, is calculated based on pre-tax earnings, adjusted for certain book/tax differences, at the prevailing income tax rates. The effective tax rate in fiscal 2005 was 43.3%. The effective tax rate was higher than the statutory income tax rate as a result of non deductible book expenses—primarily stock based compensation, which we expect will continue to cause an effective tax rate in excess of the statutory rate for fiscal 2006. The income tax benefit in fiscal 2004 reflects a benefit of $14.0 million from the release of the valuation allowance in the fiscal third quarter.

A valuation allowance was originally recorded against our net deferred tax assets, which primarily consist of net operating loss carryforwards. The valuation allowance was established because we had not reached certain financial thresholds to be able to determine that it was more likely than not that we would generate future income to offset the net operation loss carryforwards.

During fiscal 2004, management reassessed the valuation allowance previously established against net deferred tax assets. Factors considered by management included: our company’s earnings history, projected earnings based on results of operations, and projected future taxable income. Based on this evidence, management concluded that it is more likely than not that the deferred tax assets would be realized. Accordingly, we released the valuation allowance of approximately $14.0 million against our deferred tax assets. The favorable impact of the tax benefit has distorted the trends in our net income and will impact the comparability of our net income for fiscal 2004 with other fiscal years. On July 7, 2004, we completed our secondary public offering of common stock which triggered a net operating loss (NOL) limitation under Section 382 of the Internal Revenue Code of 1986, as amended. As a result, there is an annual limitation of approximately $10.6 million.

Net Income (Loss)

	Fiscal Years Ended June 30,
	2005	% Increase (Decrease)	2004	% Increase	2003
		(in thousands except percentages)
Net income (loss) attributable to common stockholders	$8,915	(50.6)%	$18,036	316.4%	$4,332
As a percent of net sales	5.0%		14.0%		4.9%

The change in net income is a result of the changes in net sales and expenses as previously discussed. In addition, the net income attributable to common shareholders in fiscal 2004 includes the recognition of a net tax benefit of $8.6 million and the payment of a preferred dividend of $1.5 million.

Liquidity and Capital Resources

	June 30, 2005	% Increase (Decrease)	June 30, 2004	% Increase	June 30, 2003
	(in thousands, except percentages)
Working capital	$59,554	18.8%	$50,139	1,222.9%	$3,790
Cash and cash equivalents	$12,308	(32.4)%	$18,210	58.4%	$11,496

Since our inception, we have financed our operations through sales of stock, and, more recently, internally generated cash flows from operations. The increases in working capital at June 30, 2005 over June 30, 2004 resulted primarily from net cash provided by operating activities during the fiscal year of $17.3 million reduced by cash used for the repurchase of common stock of $8.8 million and the purchase of fixed assets of $5.1 million. The decrease in cash and cash equivalents at June 30, 2005 over June 30, 2004 resulted primarily from the changes to working capital reduced by the net purchase of marketable securities of $12.0 million. The increases in working capital and cash at June 30, 2004 over June 30, 2003 resulted primarily from the receipt of the net proceeds of $34.8 million from our initial public offering, completed in December 2003 and net cash provided by operating activities during the fiscal year of $17.7 million.

Net cash provided by operations during fiscal 2005 is primarily a result of cash flow from net sales, less expenses—net of non-cash expenses such as depreciation and stock-based compensation. Net cash provided by operations during fiscal 2004 is primarily a result of an increase in current liabilities in combination with cash flow from net sales, less expenses—net of non-cash expenses such as depreciation and stock-based compensation. The increase in accounts payable and other accrued liabilities is primarily due to the increase in costs associated with increased sales activity during the second half of the fiscal year.

We use cash in investing activities primarily to purchase short-term investments, computer hardware and software, office equipment and furniture. Cash used in investing activities totaled $(17.0) million in the fiscal year ended June 30, 2005 and $(44.4) million in the fiscal year ended June 30, 2004.

Net cash used in financing activities was $(6.1) million for fiscal 2005 and was primarily a result of the repurchase of common stock for $8.8 million which was partially offset by proceeds from our secondary stock offering of $1.4 million and proceeds from the exercise of stock options and warrants of $1.4 million. Net cash provided by financing activities was $33.4 million for fiscal 2004. Cash provided by financing activities for fiscal 2004 consists primarily of proceeds from our initial public offering, net of associated costs in our second fiscal quarter. This was partially offset by a cash dividend to preferred shareholders in the first fiscal quarter. Net cash used in financing activities was $(16,000) for fiscal 2003. Net cash used in financing activities in fiscal 2003 consisted primarily of repayment of long-term debt offset by proceeds from long-term debt. In August 2003, we paid a special cash dividend on our then-issued and outstanding Series A and Series B preferred stock in the aggregate total amount of $1.5 million. We currently intend to retain all available funds to support our operations and to finance the growth and development of our business. In connection with the initial public offering, the preferred stock outstanding was converted to common stock.

In July 2004, we completed a secondary public offering whereby 1,981,019 shares of our common stock were sold at an offering price of $19.63 per share. Of the 1,981,019 shares sold, 100,000 shares were sold by us and an aggregate of 1,881,019 shares were sold by selling stockholders. We received net proceeds of approximately $1.4 million.

In May 2005, we announced that our board of directors authorized a stock repurchase program under Rule 10b-18 of the Exchange Act of up to $25 million of shares of our common stock in the open market and negotiated purchases over a period of one year. Through June 30, 2005, we had repurchased 408,500 shares of our common stock in open market transactions at varying prices for an aggregate purchase price of approximately $8.8 million, leaving approximately $16.2 million available for potential future repurchases of common stock.

At June 30, 2005, we had no material commitments other than purchase commitments in the ordinary course of business and obligations under our non-cancelable lease agreements. Future payments due under long-term contractual obligations as of June 30, 2005 are described below:

	Payments Due by Period
Description of Contractual Obligations	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
Operating lease obligations	$6,503	$1,527	$4,153	$823	$—
Other long-term liabilities reflected on our balance sheet under GAAP	2,367	—	—	—	2,367

Total	$8,870	$1,527	$4,153	$823	$2,367

We believe that our available cash and cash flows from operations will be sufficient to satisfy our working capital and capital expenditure requirements for at least the next 12 months. Changes in our operating plans, lower than anticipated revenues, increased expenses or other events, including those described in “Business—

Risks and Uncertainties,” may cause us to seek additional debt or equity financing in the future. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants and/or financial ratios that restrict our ability to operate our business.

Quarterly Results of Operations and Seasonality

The following table sets forth the unaudited quarterly statements of income (loss), as well as the same data expressed as a percentage of our total revenues for the periods indicated. The information for each quarter is unaudited and we have prepared it on the same basis as the audited financial statements appearing elsewhere in this report. This information includes all adjustments management considers necessary for the fair presentation of such data. The results of historical periods are not necessarily indicative of results for any future period.

Due to the nature of the products that we sell, our revenues are highly seasonal around the major gift-giving holidays. A large percentage of our annual floral revenues are generated during the months of February, due to Valentine’s Day, and May, due to Mother’s Day. Other significant floral gift-giving holidays include Easter, Christmas and Thanksgiving.

	Three Months Ended
	June 30, 2005	March 31, 2005	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	March 31, 2004	Dec. 31, 2003	Sept. 30, 2003
	(in thousands, except per share data)
Statements of Income (Loss) Data:
Net sales	$66,537	$57,162	$33,458	$19,921	$51,896	$40,689	$23,278	$12,950
Cost of sales (1)	36,718	31,345	18,292	10,870	28,499	22,352	13,403	7,514

Gross profit (1)	29,819	25,817	15,166	9,051	23,397	18,337	9,875	5,436

Operating expenses:
Selling and marketing (1)	13,482	11,558	7,070	4,627	9,567	8,287	5,015	2,606
General and administrative	6,314	5,592	4,565	3,875	4,865	4,433	3,127	2,579
Information technology systems	1,597	1,586	1,217	1,139	1,168	1,068	1,020	812
Stock-based compensation	806	850	752	626	666	547	569	188

Total operating expenses (1)	22,199	19,586	13,604	10,267	16,266	14,335	9,731	6,185

Operating income (loss)	7,620	6,231	1,562	(1,216)	7,131	4,002	144	(749)
Other income (expense), net	543	398	313	270	218	148	26	12

Income (loss) before income tax	8,163	6,629	1,875	(946)	7,349	4,150	170	(737)
Income tax provision (benefit)	3,216	3,148	891	(449)	3,164	(11,768)	—	—

Net income (loss)	4,947	3,481	984	(497)	4,185	15,918	170	(737)
Preferred stock dividend	—	—	—	—	—	—	—	(1,500)

Net income (loss) attributable to common stockholders	$4,947	$3,481	$984	$(497)	$4,185	$15,918	$170	$(2,237)

Income (loss) per share:
Basic	$0.41	$0.29	$0.08	$(0.04)	$0.37	$1.40	$0.03	$(0.13)
Diluted	$0.36	$0.25	$0.07	$(0.04)	$0.31	$1.14	$0.01	$(0.13)
Net income (loss) per common share:
Basic	$0.41	$0.29	$0.08	$(0.04)	$0.37	$1.40	$0.03	$(0.39)
Diluted	$0.36	$0.25	$0.07	$(0.04)	$0.31	$1.14	$0.01	$(0.39)
Weighted average common shares outstanding:
Basic	12,113,787	12,198,735	11,965,133	11,844,949	11,464,384	11,400,147	6,738,803	5,801,412
Diluted	13,704,418	14,001,293	13,813,430	11,844,949	13,535,605	13,918,972	11,365,470	5,801,412

(1)	Under EITF (Emerging Issues Task Force) 01-9, Accounting for Consideration Given by a Vendor to a Customer, the cost of a “free offer” at purchase, such as a free glass vase, should be included in cost of sales. Historically, these promotional costs have been included as a marketing expense. During the fiscal year ended June 30, 2005, we reclassified these costs into cost of sales for all periods presented. The accompanying financial statements give retroactive effect to the reclassification for all periods presented.

	Quarter Ended
	June 30, 2005	March 31, 2005	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	March 31, 2004	Dec. 31, 2003	Sept. 30, 2003
Statements of Income Data:
Net sales	100%	100%	100%	100%	100%	100%	100%	100%
Cost of sales (1)	55.2	54.8	54.7	54.6	54.9	54.9	57.6	58.0

Gross profit (1)	44.8	45.2	45.3	45.4	45.1	45.1	42.4	42.0

Operating expenses:
Selling and marketing (1)	20.3	20.2	21.1	23.2	18.4	20.4	21.5	20.1
General and administrative	9.5	9.8	13.6	19.5	9.4	10.9	13.5	19.9
Information technology systems	2.4	2.8	3.6	5.7	2.3	2.6	4.4	6.3
Stock-based compensation	1.2	1.5	2.2	3.1	1.3	1.4	2.4	1.5

Total operating expenses (1)	33.4	34.3	40.7	51.5	31.3	35.3	41.8	47.8

Operating income (loss)	11.5	10.9	4.7	(6.1)	13.7	9.8	0.6	(5.8)
Other income (expense), net	0.8	0.7	0.9	1.4	0.5	0.4	0.1	0.1

Income (loss) before income tax	12.3	11.6	5.6	(4.7)	14.2	10.2	0.7	(5.7)
Income tax provision (benefit)	4.9	5.5	2.7	(2.2)	6.1	(28.9)	—	—

Net income (loss)	7.4	6.1	2.9	(2.5)	8.1	39.1	0.7	(5.7)
Preferred stock dividend	—	—	—	—	—	—	—	(11.6)

Net income (loss) attributable to common stockholders	7.4%	6.1%	2.9%	(2.5)%	8.1%	39.1%	0.7%	(17.3)%

(1)	Under EITF (Emerging Issues Task Force) 01-9, Accounting for Consideration Given by a Vendor to a Customer, the cost of a “free offer” at purchase, such as a free glass vase, should be included in cost of sales. Historically, these promotional costs have been included as a marketing expense. During the fiscal year ended June 30, 2005, we reclassified these costs into cost of sales for all periods presented. The accompanying financial statements give retroactive effect to the reclassification for all periods presented.

Net sales for the quarters presented above were impacted by the seasonality factors noted above and have increased each quarter compared to the same quarter of the previous year as a result of continuing growth in our sales activities.

During fiscal 2006, we expect to devote sales and marketing resources to support our existing brands. As a result, we expect total operating expenses to increase in absolute dollars in future periods. However, depending on the level of net sales achieved, we expect total operating expenses to decrease as a percentage of net sales. During fiscal 2006, we expect cost of sales to represent a similar percentage of net sales as during fiscal 2005 and fiscal 2004. In one or more future quarters, our operating results may fall below the expectations of securities analysts and investors, which may cause the trading price of our common stock to decline.

Off-Balance Sheet Arrangements

Through June 30, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Recently Issued Accounting Standards

We are required to adopt SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), effective July 1, 2005. We adopted the fair-value-based method of accounting for stock-based payments effective July 1, 2002 using the prospective method described in FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Currently, we use the Black-Scholes formula to estimate the value of stock options granted to employees and expects to continue to use this acceptable option valuation model upon the required adoption of SFAS No. 123(R) on July 1, 2005. Because SFAS 123(R) must be applied not only to new awards but also to previously granted awards that are not fully vested on the effective date, and because we adopted SFAS 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation cost for some previously granted awards that were not recognized under SFAS 123 will be recognized under SFAS 123(R). We do not anticipate that this will have a material effect on our financial statements. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amounts of operating cash flows recognized in prior periods for such excess tax deductions were $2,508, $246 and $0 in the fiscal years ended June 30, 2005, 2004 and 2003, respectively.

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

We apply the following critical accounting policies in the preparation of our financial statements:

•	Revenue Recognition. Our net sales are derived primarily from the sale of flowers and plants on our www.proflowers.com and www.flowerfarm.com websites and the sale of gourmet foods from our www.uptownprime.com and www.cherrymoonfarms.com websites. We generally recognize net sales from product sales or services rendered when the following four net sales recognition criteria are met: persuasive evidence of an arrangement exists, shipment has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility is reasonably assured. Net sales consist principally of the sales price for the items sold, plus outbound shipping costs charged to customers, less estimated refunds. Refund and replacement allowances (which reduce net sales by management’s best estimate of expected product refunds or replacements) are estimated using historical experience.

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

•	Reserve For Refunds and Chargebacks. We reserve for estimated future refunds and credit card chargebacks at the time of shipment based upon historical data. We adjust such reserves as considered necessary. We make judgments as to our ability to collect outstanding receivables and for anticipated credit card chargebacks and provide allowances for anticipated bad debts and chargebacks. Provisions are made based upon a review of all significant outstanding invoices and the overall quality and age of those invoices not specifically reviewed. In determining the provision for invoices not specifically reviewed, we analyze historical collection experience, customer credit-worthiness and current economic trends. In determining the provision for credit card chargebacks, we consider the historical chargeback rate. If the historical data used to calculate these allowances does not reflect our future ability to collect outstanding receivables or if the future credit card chargeback rate increases, an increase in the reserve for refunds and chargebacks accounts may be required.

•	Inventories. Inventories consist primarily of hard inventory items such as boxes and shipping supplies, vases, chocolates and other accessories. Inventory items are carried on the books at cost and valued on a first in, first out (FIFO) basis. Periodic physical counts of inventory items are conducted to verify the balance of inventory. We determine excess or obsolete inventory based on our estimated future sales.

•	Supplemental Executive Retirement Plan. We adopted the supplemental executive retirement plan during November 2003 which became effective on January 1, 2004. The supplemental executive retirement plan is an unfunded defined benefit pension plan for the benefit of certain of our management and highly compensated employees. Benefits are based on formulas that reflect the employees’ years of service and compensation during their employment period. We recognized pension expense of $304,000 and $135,000 during fiscal 2005 and 2004, respectively. The pension expense we recognized is determined using certain assumptions, including the discount rate and the rate of compensation increases. The determination of these assumptions is discussed in more detail below.

•	We used a discount rate of 5.00% and 6.25% to compute the pension expense for fiscal 2005 and 2004, respectively. The discount rate was determined by comparison against 10 year corporate bond rates.

•	We used an estimated rate of future compensation increases of 4.0% to compute pension expense for fiscal 2005 and 2004.

•	Income Taxes. Significant judgment is required in determining our provision for income taxes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The likelihood of a material change in our expected realization of these assets depends on future taxable income, our ability to deduct tax loss carryforwards against future taxable income and the effectiveness of our tax planning.

•	Impairment of Long-lived Assets. We periodically assess potential impairments of our long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered by us include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business and significant negative industry or economic trends. When we determine that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, we estimate the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, we recognize an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair market value if available, or discounted cash flows, if not.

•	Capitalization of Internally Developed Software Costs. We capitalize the labor and outside consulting costs associated with development of software for internal use during the application and the development stages. These software development costs are accounted for in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Capitalized software costs are amortized on a straight-line basis over the estimated useful lives of the related software applications of up to three years and are included in depreciation and amortization. During the fiscal years ended June 30, 2005, 2004 and 2003, we capitalized $953,000, $879,000 and $710,000 in software development costs, respectively.

•	Commitments and Contingencies. We evaluate contingent liabilities including threatened or pending litigation in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. We make these assessments based on the facts and circumstances and in some instances based in part on the advice of outside legal counsel.

•	Stock-based Compensation. Prior to July 1, 2002, we accounted for our employee compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. In accordance with APB 25, stock compensation expense was recorded if, on the date of grant, the current market value of the underlying stock exceeds the exercise price. The expense associated with stock compensation was being amortized over the vesting period of the individual award using an accelerated method of amortization consistent with the method described in FASB Interpretation No. 28. Effective July 1, 2002, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation. We selected the prospective method, which is one of the three transition methods allowed by SFAS No. 148, Accounting for Stock-based Compensation—Transition and Disclosure, to transition to the fair value method of measuring stock-based compensation expense. Under the prospective method, we expensed only those employee stock options that were granted or modified after July 1, 2002. The majority of awards under our plans vest over a period of four years.

•	Selling and Marketing Expense. Selling and marketing expenses consist primarily of advertising costs, payroll and payroll related costs, affiliate fees and commissions, focus groups and other research and marketing expenses. Advertising costs are generally expensed as incurred except when advance payments are required. For advertising contracts which cover an extended period of time, the costs are expensed over the life of the contract based on the terms of the contract. Accruals for advertising costs are recorded based on management’s best estimate of the expenditures incurred. Advertising expenses include Internet, radio, print and television advertising costs.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates, interest rates and a decline in the stock market. We are exposed to market risks related to changes in interest rates and foreign currency exchange rates.

We maintain an investment portfolio of various holdings, types and maturities. These securities are classified as available-for-sale and, consequently, are recorded on the consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (or loss). We have established guidelines relative to diversification and maturities that attempt to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of interest rate trends. We do not utilize derivatives to hedge against increases in interest rates which decrease market values.

We are exposed to market risk as it relates to changes in the market value of our investments. At June 30, 2005, our investment portfolio included fixed-income securities classified as available-for-sale investments with a fair market value of $53,116 and a cost basis of $53,204. These securities are subject to interest rate risk, as well as credit risk, and will decline in value if interest rates increase or an issuer’s credit rating or financial condition is decreased. The following table presents the hypothetical changes in fair value of our short-term investments held at June 30, 2005 (in thousands):

	Valuation of Securities Given an Interest Rate Increase of X Basis Points			Fair Value as of June 30, 2005	Valuation of Securities Given an Interest Rate Decrease of X Basis Points
	150 BPS	100 BPS	50 BPS		(50 BPS)	(100 BPS)	(150 BPS)
Available-for-sale investments	$52,670	$52,818	$52,967	$53,116	$53,267	$53,418	$53,570

The modeling technique used measures the change in fair market value arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points, 100 basis points, and 150 basis points.

We generally conduct business, including sales to foreign customers, in U.S. dollars, and as a result, we have limited foreign currency exchange rate risk. We have business relationships with foreign growers and other vendors. Approximately $1.4 million or 65.1% of total payments to these foreign growers and vendors for fiscal 2005 was made in U.S. dollars. Although transactions in foreign currencies represent approximately 34.9% of total payments to foreign vendors, the amount is less than 1% of total payments to all vendors and suppliers. The effect of an immediate 10% change in foreign exchange rates would not have a material impact on our financial condition or results of operations.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year covered by this report. Based on this evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our chief executive officer and principal financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1) Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Management has concluded that our internal control over financial reporting was effective as of the end of our most recent fiscal year. Ernst & Young, LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of our internal control over financial reporting.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Provide Commerce, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting, that Provide Commerce, Inc. maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Provide Commerce, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Provide Commerce, Inc. maintained effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Provide Commerce, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Provide Commerce, Inc. as of June 30, 2005 and 2004, and the related statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2005 of Provide Commerce, Inc. and our report dated August 31, 2005 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

San Diego, California

August 31, 2005

Item 9B. Other Information

Payment of Fiscal Year 2005 Bonus Awards. On September 9, 2005, the compensation committee of our board of directors approved cash bonus payments for the 2005 fiscal year to be paid to our executive officers in accordance with our annual bonus plan. Our executive officers were eligible to receive bonuses if certain individual and corporate performance criteria were achieved during fiscal 2005. As a starting point, the compensation committee considered the target bonus for each executive set forth in his or her employment agreement. This target bonus was 50% of base salary for Messrs. Wynperle and Constable and ranging between and 15% and 25% of base salary for the other executive officers (other than Mr. Strauss, who has a variable target bonus based on milestones established by the board of directors). Bonus payments were then based on the compensation committee’s evaluation of our achievement of the corporate performance goals for fiscal 2005, which goals were previously established by the compensation committee. These performance goals included goals related to annual net sales, profit margins and overall profitability. In addition, the compensation committee assessed the contribution of each executive to our success based on individual goals. The annual bonus for any executive may be more or less than the applicable target, depending on our financial performance, the compensation committee’s assessment of the executive’s contribution and such other factors as the compensation committee may choose to consider.

The bonuses earned by the executive officers for fiscal 2005 were as follows:

Name	Title	Bonus
William Strauss	Chief Executive Officer	$440,000
Abraham Wynperle	President and Chief Operating Officer	$175,000
Kevin Hall	Chief Information Officer	$65,000
Blake Bilstad	Senior Vice President, General Counsel and Secretary	$42,000
Ken Constable	Senior Vice President and General Manager-ProFlowers	$162,500
Jonathan Sills	Senior Vice President, Strategy & Corporate Development	$45,000
Mark Sottosanti	Senior Vice President, Planning & Logistics	$60,000
Rex Bosen	Vice President, Finance & Accounting and Corporate Treasurer	$35,000

For fiscal 2006, the target bonuses for each of the executive officers will remain at the same levels as were in effect for fiscal 2005. Our executive officers will be eligible to receive bonuses if certain individual and corporate performance criteria are achieved during fiscal 2006. The awards made will be based on the compensation committee’s evaluation of our achievement of the corporate performance goals for fiscal 2006, which include the achievement of goals related to annual net sales, profit margins and overall profitability. In addition, the compensation committee will assess the contribution of each executive to our success based on individual goals. The annual bonus for any executive may be more or less than the applicable target, depending on our financial performance, the compensation committee’s assessment of the executive’s contribution and such other factors as the compensation committee may choose to consider.

Amendments to Employment Agreements. On September 9, 2005, the compensation committee approved amendments to the employment agreements with William Strauss, our chief executive officer, and Abraham Wynperle, our president and chief operating officer.

The amendment to Mr. Strauss’s employment agreement provides that his base salary will be increased to $500,000, effective retroactively to August 1, 2005. Mr. Strauss’s bonus formula for fiscal 2006 shall be based on targets and milestones established by the board of directors. In addition, if Mr. Strauss is terminated by us without cause, we are required to pay him $1,500,000 and he will be entitled to receive continued health benefits for 18 months following the date of termination. Also, all of his outstanding stock awards will immediately vest in full.

The amendment to Mr. Wynperle’s employment agreement provides that his base salary will be increased to $325,000, effective retroactively to August 1, 2005. Mr. Wynperle’s will be eligible to receive an annual performance bonus having a target percentage of 50% of his base salary. In addition, if Mr. Wynperle terminates his employment for good reason or if he is terminated by us without cause, we are required to pay him $700,000 and he will be entitled to receive continued health benefits for 18 months following the date of termination. Also, all of his outstanding stock awards will immediately vest in full.

The foregoing descriptions are summaries only and are qualified in their entirety by reference to the amendments to the employment agreements with Messrs. Strauss and Wynperle, which are attached to this Report as Exhibits 10.25 and 10.30, respectively.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the 2004 annual meeting of our stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended June 30, 2005, and is incorporated in this report by reference.

Item 11. Executive Compensation

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the 2005 annual meeting of our stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended June 30, 2005, and is incorporated in this report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the 2005 annual meeting of our stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended June 30, 2005, and is incorporated in this report by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the 2005 annual meeting of our stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended June 30, 2005, and is incorporated in this report by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the 2005 annual meeting of our stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended June 30, 2005, and is incorporated in this report by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Documents filed as part of this report:

1. Financial statements: The following financial statements of Provide Commerce, Inc. and Report of Ernst & Young LLP, independent registered public accounting firm, are included in this report:

•	Report of Independent Registered Public Accounting Firm;

•	Balance sheets as of June 30, 2005 and 2004;

•	Statements of income for the fiscal years ended June 30, 2005, 2004 and 2003;

•	Statements of stockholders’ equity for the fiscal years ended June 30, 2005, 2004 and 2003;

•	Statements of cash flows for the fiscal years ended June 30, 2005, 2004 and 2003; and

•	Notes to financial statements.

2. List of financial statement schedules: All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. List of exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Bylaws.

4.1	Reference is made to exhibits 3.1 and 3.2

4.2(1)	Form of Common Stock Certificate.

10.1(1)#	1998 Stock Option/Stock Issuance Plan.

10.2(1)#	1999 Stock Option/Stock Incentive Plan.

10.3(1)#	2003 Stock Incentive Plan.

10.4(8)#	Form of Stock Option Agreement for the 2003 Stock Incentive Plan.

10.5(8)#	Form of Stock Issuance Agreement for the 2003 Stock Incentive Plan.

10.6(1)#	2003 Employee Stock Purchase Plan.

10.7(1)#	Deferred Compensation Plan.

10.8(1)#	Supplemental Executive Retirement Plan.

10.9(7)#	Amendment No. 1 to Supplemental Executive Retirement Plan.

10.10(1)	Form of Indemnification Agreement between us and each of our directors and officers.

10.11(1)	Investors’ Rights Agreement, dated December 29, 1999, by and among us and the parties named therein.

10.12(1)	Amendment Number One to the Investors’ Rights Agreement, dated March 31, 2000, by and among us and the other parties named therein.

10.13(1)	Amendment No. 1 to the Investors’ Rights Agreement, dated May 18, 2000, by and among us and the parties named therein.

10.14(1)	Amended and Restated Stockholders Agreement, dated December 29, 1999, by and among us and parties named therein.

10.15(1)	Amendment Number One to the Amended and Restated Stockholders Agreement, dated March 31, 2000, by and among us and the other parties named therein.

10.16(1)	Amendment Number Two to the Amended and Restated Stockholders Agreement, dated August 11, 2000, by and among us and the other parties named therein.

10.17(1)	Amendment Number Three to the Amended and Restated Stockholders Agreement, dated June 25, 2001, by and among us and the other parties named therein.

10.18(1)	Form of Warrant to Purchase Common Stock, dated January 31, 2002, issued by us to certain warrant holders listed on Schedule A.

10.19(1)	Stock Issuance Agreement, dated January 31, 2002, between us and Arthur B. Laffer.

10.20(1)#	Employment Agreement, dated May 10, 1999, between us and Jonathan Sills.

10.21(1)#	Amendment to Employment Agreement dated May 10, 1999, between us and Jonathan Sills effective July 28, 2003.

10.22(1)#	Employment Agreement, dated December 17, 1999, between us and Abraham Wynperle.

Exhibit Number	Description
10.23(1)#	Amendment to Employment Agreement, dated December 17, 1999, between us and Abraham Wynperle, dated August 5, 2002.

10.24(1)#	Amendment to Employment Agreement, dated December 17, 1999, between us and Abraham Wynperle, effective July 28, 2003.

10.25#	Third Amendment to Employment Agreement, dated December 17, 1999, between us and Abraham Wynperle, dated September 9, 2005.

10.26(1)#	Executive Employment Agreement, dated July 23, 2001, between us and Kevin Hall.

10.27(1)#	Letter Agreement, dated January 24, 2002, between us and Joel Citron.

10.28(1)#	Amended and Restated Employment Agreement, dated February 24, 2003, between us and William Strauss.

10.29(6)#	First Amendment to Employment Agreement, dated September 24, 2004, between us and William Strauss.

10.30#	Second Amendment to Employment Agreement, dated September 9, 2005, between us and William Strauss.

10.31(1)#	Executive Employment Agreement, dated September 23, 2003, between us and Kenneth Constable.

10.32(4)#	Executive Employment Agreement, dated March 15, 2004, between us and Blake Bilstad.

10.33(2)	Single-Tenant Lease, dated August 14, 1998, between ADI Research Partners, L.P. and Dataworks Corporation.

10.34(1)	Sublease Agreement, dated December 10, 1999, between us and Epicor Software Corporation.

10.35(5)	First Amendment to Sublease, effective June 25, 2004, between us and Epicor Software Corporation.

10.36(7)	Second Amendment to Sublease, dated October 26, 2004, by and between Provide Commerce, Inc. and Epicor Software Corporation.

10.37(10)	Third Amendment to Sublease, dated March 9, 2005, between us and Epicor Software Corporation.

10.38(9)†	Carrier Agreement, dated December 10, 2004, between us and United Parcel Service Inc.

10.39†	FedEx Pricing Agreement, dated April 26, 2005, between us and Federal Express Corporation and FedEx Ground Package System, Inc.

14.1(3)	Code of Business Conduct and Ethics.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page 59).

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

32*	Certifications of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-109009) filed on September 22, 2003, as amended.

(2)	Incorporated by reference to Exhibit 10.63 to the Transition Report on Form 10-K for the six months ended December 31, 1998 of Epicor Software Corporation (No. 0-20740).
(3)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended December 31, 2003.
(4)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended March 31, 2004.
(5)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-116213) filed on June 6, 2004, as amended.
(6)	Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended June 30, 2004.
(7)	Incorporated by reference to the Current Report on Form 8-K filed on October 26, 2004.
(8)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended September 30, 2004.
(9)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended December 31, 2004.
(10)	Incorporated by reference to the Current Report on Form 8-K filed on March 15, 2005.
#	Indicates management contract or compensatory plan.
†	Certain confidential portions of this exhibit were omitted by means of redacting a portion of the text (the “Mark”). This Exhibit has been filed separately with the Secretary of the Commission without the Mark pursuant to the Registrant’s Application Requesting Confidential Treatment under Rule 406 under the Securities Act.
*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any filing of Provide Commerce, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDE COMMERCE, INC.

Dated: September 13, 2005	By:	/s/ WILLIAM STRAUSS
William Strauss Chief Executive Officer

POWER OF ATTORNEY

Know all men by these presents, that each person whose signature appears below constitutes and appoints William Strauss or Rex E. Bosen, his or her attorney-in-fact, with power of substitution in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the attorney-in-fact or his or her substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ WILLIAM STRAUSS William Strauss	Chief Executive Officer and Director (Principal Executive Officer)	September 13, 2005

/S/ REX E. BOSEN Rex E. Bosen	Vice President, Finance and Accounting (Principal Financial and Accounting Officer)	September 13, 2005

/S/ JOEL T. CITRON Joel T. Citron	Director (Chairman of the Board of Directors)	September 13, 2005

/S/ DAVID E. R. DANGOOR David E. R. Dangoor	Director	September 13, 2005

/S/ JOSEPH P. KENNEDY Joseph P. Kennedy	Director	September 13, 2005

/S/ ARTHUR B. LAFFER, PH.D. Arthur B. Laffer, Ph.D.	Director	September 13, 2005

/S/ PETER J. MCLAUGHLIN Peter J. McLaughlin	Director	September 13, 2005

/S/ JAMES M. MYERS James M. Myers	Director	September 13, 2005

/S/ JORDANNA SCHUTZ Jordanna Schutz	Director	September 13, 2005

/S/ MARILYN R. SEYMANN, PH.D. Marilyn R. Seymann, Ph.D.	Director	September 13, 2005

PROVIDE COMMERCE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Provide Commerce, Inc.

We have audited the accompanying balance sheets of Provide Commerce, Inc. (the “Company”) as of June 30, 2005 and 2004, and the related statements of income, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Provide Commerce, Inc. at June 30, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Provide Commerce, Inc.’s internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 31, 2005 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

San Diego, CA

August 31, 2005

PROVIDE COMMERCE, INC.

BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$12,308	$18,210
Marketable securities	53,116	41,218
Accounts receivable, net of allowance for doubtful accounts of $54 and $105 at June 30, 2005 and 2004, respectively	1,649	1,372
Inventory, net	3,719	1,343
Prepaid expenses and other current assets	1,082	652
Income tax receivable	76	—
Deferred tax assets	4,810	4,482

Total current assets	76,760	67,277
Property and equipment, net	6,871	4,626
Deferred tax assets	1,775	5,953
Other assets	4,802	2,369

Total assets	$90,208	$80,225

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrued liabilities	$13,198	$13,010
Accrued compensation	3,416	2,812
Income tax payable	—	943
Deferred revenue	592	325
Current portion of capital lease	—	48

Total current liabilities	17,206	17,138
Accrued pension costs	1,186	576
Deferred compensation	1,181	186

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding June 30, 2005; none authorized, issued or outstanding at June 30, 2004	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 12,356,220 shares issued and 11,947,720 shares outstanding at June 30, 2005; and 11,665,913 shares issued and outstanding at June 30, 2004	12	12
Additional paid-in capital	104,666	95,974
Treasury stock, at cost	(8,849)	—
Deferred stock-based compensation	(3,068)	(2,663)
Accumulated other comprehensive loss	(96)	(53)
Accumulated deficit	(22,030)	(30,945)

Total stockholders’ equity	70,635	62,325

Total liabilities and stockholders’ equity	$90,208	$80,225

See accompanying notes.

PROVIDE COMMERCE, INC.

STATEMENTS OF INCOME

(in thousands, except share and per share data)

	Fiscal Years Ended June 30,
	2005	2004	2003
Net sales	$177,078	$128,813	$88,684
Cost of sales	97,225	71,768	51,392

Gross profit	79,853	57,045	37,292

Operating expenses:
Selling and marketing	36,737	25,475	17,277
General and administrative	20,346	15,004	11,187
Information technology systems	5,539	4,068	3,565
Stock-based compensation	3,034	1,970	411

Total operating expenses	65,656	46,517	32,440

Operating income	14,197	10,528	4,852
Other income (expense), net	1,524	404	(183)

Income before income tax	15,721	10,932	4,669
Income tax provision (benefit)	6,806	(8,604)	337

Net income	8,915	19,536	4,332
Preferred stock dividend	—	(1,500)	—

Net income attributable to common stockholders	$8,915	$18,036	$4,332

Net income per common share:
Basic	$0.74	$2.04	$0.76

Diluted	$0.65	$1.50	$0.39

Weighted average common shares outstanding:
Basic	12,029,916	8,837,093	5,682,518

Diluted	13,744,194	11,986,025	11,206,693

Stock-based compensation is allocated as follows:
Cost of sales	$14	$4	$3
Selling and marketing	1,024	689	63
General and administrative	1,515	1,112	298
Information technology systems	481	165	47

Total stock-based compensation	$3,034	$1,970	$411

See accompanying notes.

PROVIDE COMMERCE, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Fiscal Years Ended June 30, 2003, 2004 and 2005

(in thousands, except share data)

	Series A convertible preferred stock		Series B convertible preferred stock		Common stock		Additional paid-in capital	Treasury stock		Deferred stock- based compen- sation	Accumulated other compre- hensive income (loss)	Accumu- lated deficit	Total stock- holders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balance at June 30, 2002	221,715	$—	5,816,285	$6	5,720,154	$6	$55,631	—	$—	$(84)	$—	$(53,313)	$2,246
Exercise of stock options	—	—	—	—	30,746	—	33	—	—	—	—	—	33
Deferred compensation associated with employee stock options	—	—	—	—	—	—	765	—	—	(765)	—	—	—
Issuance of warrants in connection with extending the line-of-credit	—	—	—	—	—	—	75	—	—	—	—	—	75
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	411	—	—	411
Reversal of deferred compensation for departed employees	—	—	—	—	—	—	(2)	—	—	2	—	—	—
Net income and comprehensive income	—	—	—	—	—	—	—	—	—	—	—	4,332	4,332

Balance at June 30, 2003	221,715	—	5,816,285	6	5,750,900	6	56,502	—	—	(436)	—	(48,981)	7,097
Exercise of stock options	—	—	—	—	163,812	—	188	—	—	—	—	—	188
Exercise of warrants	—	—	—	—	219,298	—	26	—	—	—	—	—	26
Deferred compensation associated with employee stock options	—	—	—	—	—	—	4,263	—	—	(4,263)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	1,968	—	—	1,968
Reversal of deferred compensation for departed employees	—	—	—	—	—	—	(68)	—	—	68	—	—	—
Tax benefit from the exercise of stock options	—	—	—	—	—	—	246	—	—	—	—	—	246
Conversion of series A preferred stock to common stock	(221,715)	—	—	—	760,383	1	(1)	—	—	—	—	—	—
Reclassification of series B preferred stock to common stock	—	—	(5,816,285)	(6)	2,104,853	2	4	—	—	—	—	—	—
Issuance of common stock in connection with initial public offering, net of issuance costs of $5,184	—	—	—	—	2,666,667	3	34,814	—	—	—	—	—	34,817
Dividends paid to preferred stockholders	—	—	—	—	—	—	—	—	—	—	—	(1,500)	(1,500)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	(53)	—	(53)
Net income	—	—	—	—	—	—	—	—	—	—	—	19,536	19,536

Comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	19,483

Balance at June 30, 2004	—	—	—	—	11,665,913	12	95,974	—	—	(2,663)	(53)	(30,945)	62,325
Exercise of stock options	—	—	—	—	312,566	—	609	—	—	—	—	—	609
Exercise of warrants	—	—	—	—	248,703	—	215	—	—	—	—	—	215
Issuances of common stock to employee stock purchase plan	—	—	—	—	29,038	—	568	—	—	—	—	—	568
Deferred compensation related to stock options and employee stock purchase plan	—	—	—	—	—	—	3,935	—	—	(3,935)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	(17)	—	—	3,051	—	—	3,034
Reversal of deferred compensation for departed employees	—	—	—	—	—	—	(479)	—	—	479	—	—	—
Tax benefit from the exercise of stock options	—	—	—	—	—	—	2,508	—	—	—	—	—	2,508
Issuance of common stock in connection with secondary public offering, net of issuance costs of $610	—	—	—	—	100,000	—	1,353	—	—	—	—	—	1,353
Repurchase of common stock	—	—	—	—	—	—	—	408,500	(8,849)	—	—	—	(8,849)
Unrealized loss on marketable securities, net of $42 tax benefit	—	—	—	—	—	—	—	—	—	—	(10)	—	(10)
Net unfunded supplemental executive retirement plan cost, net of $22 tax benefit	—	—	—	—	—	—	—	—	—	—	(33)	—	(33)
Net income	—	—	—	—	—	—	—	—	—	—	—	8,915	8,915

Comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	8,872

Balance at June 30, 2005	—	$—	—	$—	12,356,220	$12	$104,666	408,500	$(8,849)	$(3,068)	$(96)	$(22,030)	$70,635

See accompanying notes.

PROVIDE COMMERCE, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Years Ended June 30,
	2005	2004	2003
Operating activities:
Net income	$8,915	$19,536	$4,332
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,812	1,720	1,426
Stock-based compensation	3,034	1,970	411
Reversal of deferred tax asset valuation allowance	—	(13,950)	—
Tax benefit from the exercise of stock options	2,508	246	—
Non-cash interest expense in connection with issuance of warrants for line of credit	—	24	426
Changes in operating assets and liabilities:
Accounts receivable	(277)	(485)	330
Inventory	(2,376)	(201)	(481)
Prepaid expenses and other current assets	(430)	(223)	(421)
Accounts payable and other accrued liabilities	186	5,432	1,498
Accrued compensation	604	854	479
Accrued pension costs	556	576	—
Long-term deferred compensation	996	186	—
Deferred revenue	267	135	72
Accrued and deferred income taxes	2,896	4,119	—
Other assets	(2,434)	(2,228)	474

Net cash provided by operating activities	17,257	17,711	8,546

Investing activities:
Purchase of property and equipment	(5,057)	(3,185)	(1,984)
Purchases of marketable securities	(68,641)	(47,290)	—
Sales of marketable securities	56,691	6,018	—
Proceeds from note receivable	—	54	27

Net cash used in investing activities	(17,007)	(44,403)	(1,957)

Financing activities:
Payment of long-term debt and capital lease obligations	(48)	(125)	(49)
Common stock issued in connection with initial public offering	—	34,817	—
Common stock issued in connection with secondary public offering	1,353	—	—
Line of credit borrowings	—	—	700
Line of credit repayments	—	—	(700)
Dividend paid to preferred stockholders	—	(1,500)	—
Proceeds from exercise of common stock options, warrants, and employee stock purchase plan purchases	1,392	214	33
Repurchase of common stock	(8,849)	—	—

Net cash provided by (used in) financing activities	(6,152)	33,406	(16)

Net increase (decrease) in cash and cash equivalents	(5,902)	6,714	6,573
Cash and cash equivalents at beginning of the year	18,210	11,496	4,923

Cash and cash equivalents at end of the year	$12,308	$18,210	$11,496

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1	$7	$6
Income taxes	$1,421	$980	$1

Non-cash financing and other activities:
Issuance of common stock warrants in connection with line of credit	$—	$—	$75
Stock-based compensation associated with employee and consultant stock options	$3,034	$1,970	$411
Assets financed under capital leases	$—	$—	$218
Conversion of preferred stock to common stock in connection with initial public offering	$—	$6	$—
Unrealized loss on marketable securities	$(10)	$(53)	$—
Tax benefit from the exercise of stock options	$2,508	$246	$—
Net unfunded pension cost, net of tax	$33	$—	$—

See accompanying notes.

PROVIDE COMMERCE, INC.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1. Description of Business

Provide Commerce, Inc. (the “Company”) was incorporated in the State of Delaware and commenced operations on February 6, 1998. The Company operates in one business segment. The Company operates an e-commerce marketplace for perishable goods, such as fresh-cut floral arrangements, potted plants, high quality meats, seafood and fruits, and related merchandise. The Company’s e-commerce marketplace currently consists of www.proflowers.com, www.cherrymoonfarms.com, www.flowerfarm.com, and www.uptownprime.com. Products are purchased by customers and shipped directly from the growers/producers for overnight or other prompt delivery.

2. Summary of Significant Accounting Policies

Basis of Presentation

Under EITF (Emerging Issues Task Force) 01-9, Accounting for Consideration Given by a Vendor to a Customer the cost of a “free offer” at purchase, such as a free glass vase, should be included in cost of sales. Historically, these promotional costs have been included as a marketing expense. During the year ended June 30, 2005, the Company reclassified these costs into cost of sales for all periods presented. This reclassification increases cost of sales by $3,049, $1,916, and $1,397 which resulted in reducing the gross profit, by approximately 172, 149, and 157 basis points in fiscal years ended June 30, 2005, 2004, and 2003 respectively, and reducing marketing expense by the same amount. The accompanying financial statements give retroactive effect to the reclassification for all periods presented.

Certain amounts in the balance sheet, statements of income and cash flows for the fiscal year ended June 30, 2004 have been reclassified to conform to the current period presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Significant estimates made by management in preparing the financial statements include the allowance for doubtful accounts, estimates for accrued expenses and the valuation allowance on deferred tax assets. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents represent cash and short-term investments with original maturities of three months or less when purchased.

Valuation Accounts

The Company reserves for estimated future refunds and credit card chargebacks at the time of shipment, based upon historical data, and adjusts such reserves as considered necessary. The Company makes judgments as to its ability to collect outstanding receivables and anticipated credit card chargebacks. Provisions are made based upon a review of all significant outstanding invoices and the overall quality and age of those invoices not specifically reviewed. In determining the provision for invoices not specifically reviewed, the Company analyzes historical collection experience, customer credit-worthiness and current economic trends. In determining the

PROVIDE COMMERCE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

provision for credit card chargebacks, we consider the historical chargeback rate. If the historical data used to calculate these allowances does not reflect the Company’s future ability to collect outstanding receivables or if the future credit card chargeback rate increases, an increase in the reserve for refunds and chargebacks accounts may be required. Below is a summary of the changes in the Company’s allowance for doubtful accounts for the fiscal years ended June 30, 2005, 2004 and 2003.

Allowance for doubtful accounts	Balance at beginning of period	Additions	Write-offs	Balance at end of the period
June 30, 2005	$105	$397	$448	$54
June 30, 2004	163	1,245	1,303	105
June 30, 2003	120	699	656	163

Inventory

Inventories consist primarily of hard inventory items such as boxes and shipping supplies, vases, chocolates and other accessories. Inventory items are carried on the books at cost and valued on a first in, first out (FIFO) basis. Inventory is net of an allowance for obsolescence of $38 and $15 at June 30, 2005 and 2004, respectively.

Property and Equipment

Property and equipment are recorded at cost reduced by accumulated depreciation and amortization. Depreciation and amortization expense is recognized over the assets’ estimated useful lives, ranging from two to five years, using the straight-line method. Estimated useful lives are periodically reviewed and, where appropriate, changes are made prospectively.

Software Development

Labor and outside consulting costs associated with development of software for internal use during the application and the development stages are capitalized. These software development costs are accounted for in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Capitalized software costs are amortized on a straight-line basis over the estimated useful lives of the related software applications of up to three years and are included in depreciation and amortization. During the fiscal years ended June 30, 2005, 2004 and 2003, the Company capitalized $953, $879 and $710 in software development costs, respectively.

Investments

The Company considers all of its debt and equity securities, for which there is a determinable fair market value and no restrictions on the Company’s ability to sell within the next 12 months, as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity. For the fiscal years ended June 30, 2005, 2004, and 2003, unrealized gains or (losses) were $(10), $(53) and $0, respectively. Realized gains and losses are included in other income. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates their fair market value due to the relative short-term

PROVIDE COMMERCE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

maturity of these instruments. The Company does not require collateral prior to sales transactions. The fair value of investments, including available-for-sale securities, is based on quoted market prices where available.

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

Impairment of Long-lived Assets

The Company periodically assesses potential impairments of its long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered by the Company include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for its overall business and significant negative industry or economic trends. When the Company determines that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, the Company recognizes an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair market value if available, or discounted cash flows, if not. There have been no indicators of impairment through June 30, 2005.

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

Net sales consist principally of the sales price for the items sold, plus outbound shipping costs charged to customers, less estimated refunds. Return allowances (which reduce net sales by management’s best estimate of expected product returns) are estimated using historical experience.

Outbound shipping costs charged to customers are included in net sales and amounted to $39,038, $28,708, and $18,244 for the fiscal years ended June 30, 2005, 2004 and 2003, respectively.

The Company evaluates the criteria outlined in Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenues Gross as a Principal Versus Net as an Agent, in determining whether it is appropriate to

PROVIDE COMMERCE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

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

Cost of Sales

Cost of sales consists primarily of flower and other product costs and shipping charges. Other costs included in cost of sales are producer and delivery supply costs, distribution facility labor costs and the cost of replacement and promotional products.

Selling and Marketing

Selling and marketing expenses consist primarily of advertising costs, wages and related payroll benefits for the Company’s category development and marketing and customer service staff, affiliate fees and commissions, focus groups and other research expenses. Advertising expenses are generally expensed as incurred. For advertising contracts which cover an extended period of time, the costs are expensed over the life of the contract based on the terms of the contract, such as orders placed, radio spots run or Internet advertisements placed. Accruals for advertising costs are recorded based on management’s best estimate of the expenditures incurred. The Company’s advertising efforts target the acquisition of new customers and repeat orders from existing customers. Prepaid advertising costs were $346 and $121 at June 30, 2005 and 2004, respectively. Advertising expense amounted to $25,143, $18,334 and $11,463, for the fiscal years ended June 30, 2005, 2004 and 2003, respectively.

Information Technology Systems

Information technology system expenses consist primarily of payroll and payroll related costs for information technology personnel, engineering consulting expenses, quality assurance and testing costs and outside services, including hosting of the Company’s Internet servers. Information technology system expenses are expensed as incurred. Information technology system expenses are net of software capitalization of major site and product development efforts under Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use.

PROVIDE COMMERCE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Net Income Per Share

Basic net income per common share is calculated by dividing net income for the period by the weighted average common shares outstanding during the period, less shares subject to repurchase. Diluted income per share is calculated by dividing the net income for the period by the weighted average common shares outstanding, adjusted for all dilutive potential common shares, which includes shares issuable upon the exercise of outstanding common stock options, convertible preferred stock and other contingent issuances of common stock to the extent these shares are dilutive as follows:

	Fiscal Years Ended June 30,
	2005	2004	2003
Numerator
Net income	$8,915	$19,536	$4,332
Preferred stock dividends	—	(1,500)	—

Income attributable to common stockholders	$8,915	$18,036	$4,332

Denominator
Basic:
Weighted average common shares outstanding	12,029,916	8,845,241	5,717,940
Weighted average shares subject to repurchase	—	(8,148)	(35,422)

Denominator in basic calculation	12,029,916	8,837,093	5,682,518

Basic net income per common share	$0.74	$2.04	$0.76

Diluted:
Weighted average common shares outstanding	12,029,916	8,837,093	5,717,940
Weighted average dilutive effect of convertible Series A preferred stock	—	351,106	760,384
Weighted average dilutive effect of convertible Series B preferred stock	—	941,510	2,039,009
Weighted average dilutive effect of warrants	444,873	543,883	974,537
Weighted average dilutive effect of common stock options	1,269,405	1,312,433	1,714,823

Denominator in diluted calculation	13,744,194	11,986,025	11,206,693

Diluted net income per common share	$0.65	$1.50	$0.39

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

PROVIDE COMMERCE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The effect of applying the fair value recognition provisions of SFAS 123 to stock-based compensation for all outstanding and unvested awards in periods prior to July 1, 2002, on net income and earnings per common share for the year ended June 30, 2005 did not result in pro forma income which is materially different from the reported amount. Therefore, such pro forma information is not presented herein.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model. As the Black-Scholes option valuation model requires the input of subjective assumptions, the resulting compensation cost may not be representative of that to be expected in future periods. The Company used the minimum value method to determine the fair value of options granted prior to its initial filing in September 2003 of a registration statement under the Securities Act of 1933 relating to an initial public offering of the Company’s common stock. This method does not consider the expected volatility of the underlying stock, and is only available to non-public entities. Subsequent to the initial filing date of the registration statement the Company began to use a volatility factor of 50%. Once the Company developed a public price history sufficient to calculate a volatility factor based on historical stock prices, it began using the calculated volatility factor.

The weighted average fair value of options granted during 2005, 2004 and 2003 was $12.21, 8.37 and $1.45, respectively. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Fiscal Years Ended June 30,
	2005	2004	2003
Risk-free interest rate	4.2%	3.8%	4.5%
Expected life of the option (years)	4.77	5	5
Dividend yield	—	—	—
Volatility	55.4%	57.0%	N/A

The Company accounts for equity instruments issued to non-employees in accordance with EITF 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.

Accounting for Pension Plans

The Company adopted the Supplemental Executive Retirement Plan (“SERP”) during November 2003 which became effective on January 1, 2004. The SERP is an unfunded defined benefit pension plan for the benefit of certain designated management and highly compensated employees of the Company. The Company accounts for its pension plans in accordance with SFAS No. 132, “Employees Disclosure about Pensions and Other Post-Retirement Benefits—An Amendment to FASB Statement No. 87, 88 and 106.” The pension expense recognized by the Company is determined using certain assumptions, including the discount rate used to determine the present value of future pension benefits, and the estimated rate of compensation increases.

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

PROVIDE COMMERCE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net loss and other comprehensive loss, including foreign currency translation adjustments, unrealized gains and losses on investments, and the change in the unfunded pension costs of a defined benefit pension plan, shall be reported, net of their related tax effect, to arrive at comprehensive loss. Components of accumulated other comprehensive loss consists of the following:

	June 30,
	2005	2004
Unrealized loss on marketable securities, net of $42 and $0 tax benefit, respectively	$63	$53
Net unfunded pension cost, net of $22 and $0 tax benefit, respectively	33	—

Cumulative total	$96	$53

Recently Issued Accounting Standards

The Company is required to adopt SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), effective July 1, 2005. The Company adopted the fair-value-based method of accounting for stock-based payments effective July 1, 2002 using the prospective method described in FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Currently, the Company uses the Black-Scholes formula to estimate the value of stock options granted to employees and expects to continue to use this acceptable option valuation model upon the required adoption of SFAS No. 123(R) on July 1, 2005. Because SFAS 123(R) must be applied not only to new awards but also to previously granted awards that are not fully vested on the effective date, and because the Company adopted SFAS 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation cost for some previously granted awards that were not recognized under SFAS 123 will be recognized under SFAS 123(R). The Company does not anticipate that this will have a material effect on its financial statements. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $2,508, $246 and $0 in fiscal years ended June 30, 2005, 2004 and 2003, respectively.

3. Marketable Securities

The following is a summary of available-for-sale securities:

	Gross Unrealized
	Cost	Gains	Losses	Fair Value
At June 30, 2005
U.S. Treasury securities and agency bonds	$43,824	$72	$160	$43,736
Municipal bonds	6,880	—	—	6,880
Corporate bonds	2,500	—	—	2,500

	$53,204	$72	$160	$53,116

PROVIDE COMMERCE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

	Gross Unrealized
	Cost	Gains	Losses	Fair Value
At June 30, 2004
U.S. Treasury securities and agency bonds	$13,321	$1	$54	$13,268
Taxable auction securities	26,950	—	—	26,950
Tax advantage auction securities	1,000	—	—	1,000

	$41,271	$1	$54	$41,218

Available for sale securities by contractual maturity are as follows:

	June 30
	2005	2004
Due in one year or less	$30,481	$21,812
Due after one year through two years	14,255	7,470
Due after two years through five years	8,380	11,936

	$53,116	$41,218

Gross realized gains and losses on the Company’s available-for-sale securities were as follows:

	Fiscal Years Ended June 30,
	2005	2004	2003
Gross realized gains	$65	$—	$—
Gross realized losses	—	—	—

	$65	$—	$—

4. Balance Sheet Components

Property and Equipment, Net:

Depreciation and amortization expense for property and equipment was $2,812, $1,720 and $1,426, for the fiscal years ended June 30, 2005, 2004 and 2003, respectively. Property and equipment consists of the following:

		June 30,
	Estimated Useful lives	2005	2004
Computer equipment and software	2-3 yrs	$12,108	$8,568
Office furniture and equipment	5 yrs	2,133	1,317
Leasehold improvements	5 yrs	502	266
Work in progress	N/A	550	324

		15,293	10,475
Accumulated depreciation and amortization		(8,422)	(5,849)

		$6,871	$4,626

PROVIDE COMMERCE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Accounts Payable and Other Accrued Liabilities

Accounts payable and other accrued liabilities consist of the following:

	June 30,
	2005	2004
Accounts payable	$7,379	$4,997
Accrued freight	227	3,541
Accrued marketing fees	2,311	2,695
Accrued other	3,281	1,777

	$13,198	$13,010

5. Income Taxes

The provision (benefit) for income taxes from continuing operations was as follows for the fiscal years ended June 30, 2005, 2004 and 2003:

	Fiscal Years Ended June 30,
	2005	2004	2003
Current tax expense:
Federal	$1,793	$322	$—
State	1,029	1,226	337

	2,822	1,548	337

Deferred tax (benefit):
Federal	3,366	(8,083)	—
State	618	(2,069)	—

	3,984	(10,152)	—

Total income tax expense (benefit)	$6,806	$(8,604)	$337

A reconciliation of the statutory federal rate and the effective rate, for is as follows

	Fiscal Years Ended June 30,
Percentage	2005	2004	2003
Federal statutory rate	34.0%	35.0%	35.0%
Nondeductible expenses	3.7	5.2	6.7
State income taxes, net	5.6	6.5	8.3
Valuation allowance	—	(127.6)	(45.0)
Other	—	2.1	2.2

Effective tax rate	43.3%	(78.8)%	7.2%

PROVIDE COMMERCE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The tax effect of temporary differences that give rise to significant components of deferred tax assets and liabilities consist of the following at June 30, 2005 and 2004:

	June 30,
	2005	2004
Deferred tax assets and liabilities:
Deferred tax assets:
Net operating losses	$5,548	$10,142
Alternative minimum tax credits	129	322
Accrued liabilities	237	73
Compensation	1,211	436
Other	245	5

Gross deferred tax assets	7,370	10,978

Deferred tax liabilities:
Fixed assets	785	543

Gross deferred tax liability	785	543

Net deferred tax assets	$6,585	$10,435

At June 30, 2005 and 2004 the Company had federal net operating loss (“NOL”) carryforwards of $13,916, and $24,416 respectively and California NOL carryforwards of $13,997 and $23,471, respectively. The federal NOL carryforwards expire during the fiscal years ended June 30, 2019 through 2021 and the California NOL carryforwards expire during the fiscal years ended June 30, 2008 through 2013. SFAS 109, Accounting for Income Taxes, requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized.

The Company has assessed the likelihood of utilizing the deferred tax assets and considered both positive and negative evidence. The Company has factored in the inherent risk of forecasting net sales and expenses over an extended period of time, along with the potential risks associated with the business. The Company has taken into account material differences in the treatment of net sales and expenses for purposes of financial reporting and tax accounting, such as the treatment of stock options, limitations on meals and entertainment and stock-based compensation.

During the fiscal year ended June 30, 2004, management reassessed the valuation allowance previously established against net deferred tax assets. Factors considered by management included: the Company’s earnings history, projected earnings based on current operations, and projected future taxable income. Based on this evidence, management concluded that it is more likely than not that the deferred tax assets would be realized. Accordingly, the Company released the valuation allowance of approximately $14.0 million against its deferred tax assets which consist primarily of NOL carryforwards.

The Internal Revenue Code contains provisions that may limit the NOL and tax credit carryforwards that may be utilized in any given year based on the occurrence of certain events, including a significant change in ownership interest. Pursuant to sections 382 and 383 of the Internal Revenue Code, annual use of the Company’s net operating loss carryforwards are limited as a result of a cumulative change in ownership of more than 50% within a three year period that occurred during the first quarter of fiscal 2005. On July 7, 2004 the Company completed its secondary public offering of common stock which triggered a §382 NOL limitation. As a result, there is an annual limitation of approximately $10.6 million.

PROVIDE COMMERCE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

6. Commitments and Contingencies

As of July 31, 2005, we were not a party to any material legal proceedings that management believes would adversely affect our business. We may, however, become subject to lawsuits in the ordinary course of business.

The Company leases its facilities and certain equipment under non-cancelable leases, expiring at various dates through August 2009. Future minimum annual lease payments under non-cancelable leases at June 30, 2005 are as follows:

Operating Leases
2006	$1,527
2007	1,353
2008	1,387
2009	1,413
2010	823

Minimum Lease Payments	$6,503

Rent expense totaled $1,344, $1,155 and $1,099 and for the fiscal years ended June 30, 2005, 2004 and 2003, respectively.

7. Other Income (Expense)

Other income (expense) included in the statements of income includes the following income (expense) classifications for the fiscal years ended June 30, 2005, 2004 and 2003:

	Fiscal Years Ended June 30,
	2005	2004	2003
Interest and dividend income	$1,411	$401	$96
Interest expense	(1)	(34)	(436)
Other	114	37	157

Other income (expense), net	$1,524	$404	$(183)

8. Stockholders’ Equity

Common Stock

In September 2003, the Company’s Board of Directors approved an amendment to the certificate of incorporation and increased the authorized common stock to 50,000,000 shares, which became effective on December 22, 2003. In fiscal years 2005, 2004 and 2003, the Company issued a total of 690,307, 5,915,013 and 30,746 shares of common stock, respectively.

At June 30, 2005, and 2004, there were 0, and 1,262 shares subject to repurchase, respectively, at the original issuance price. The shares are subject to repurchase at the election of the company in the event the employees holding such shares are terminated. There will be little or no consideration paid for these shares in the event they are repurchased.

PROVIDE COMMERCE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

In conjunction with the acquisition of the bank line of credit in fiscal year 2002, the Company issued 95,876 shares of the Company’s common stock. The fair value of the shares of $146 was recorded as debt issuance costs and amortized over the life of this line of credit, which was one year. During the fiscal year ended June 30, 2003, $85 was amortized to interest expense.

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

In July 2004, the Company completed a secondary public offering whereby 1,981,019 shares of the Company’s common stock were sold at an offering price of $19.63 per share. Of the 1,981,019 shares sold, 100,000 shares were sold by the Company and an aggregate of 1,881,019 shares were sold by selling stockholders. The Company received net proceeds of approximately $1.4 million.

Preferred Stock

In August 2003, the Company declared and paid a cash dividend to the holders of the then issued and outstanding Series A and Series B preferred stock in the aggregate amount of $1,500.

In September 2003, the Company’s Board of Directors approved an amendment to the certificate of incorporation setting the authorized preferred stock to 5,000,000 shares which became effective on December 22, 2003. The preferred stock is “blank check preferred,” which can be created and issued by the Board of Directors without stockholder approval, with rights senior to those of common stock. Prior to December 22, 2003, the Company’s Board of Directors was authorized to issue 7,300,000 shares of preferred stock and had designated 300,000 shares of the Company’s preferred stock as “Series A preferred stock” and 7,000,000 shares as “Series B preferred stock.”

On December 22, 2003 the Series A preferred stock outstanding of 221,715 shares was converted into 760,383 shares of common stock. In addition, on December 22, 2003 the Series B preferred stock outstanding of 5,816,285 shares was reclassified into 2,104,853 shares of common stock.

Warrants

In conjunction with obtaining a bank line of credit in fiscal year 2002, the Company issued a warrant to purchase 23,337 shares of the Company’s common stock to the bank at an exercise price equal to $9.56 per share with a term of ten years from the date of issuance. The fair value of the warrant of $10 was recorded as debt issuance costs. The Company determined the fair value of the warrant using the Black-Scholes pricing model and the following assumptions: volatility of 70% risk free interest rate of 6%, expected life of five years and expected dividend yield of 0%. The debt issuance costs were included in other assets and were amortized over the life of the line of credit, which was one year. During the fiscal year ended June 30, 2003, $6 was amortized to interest expense.

In conjunction with obtaining a bank line of credit in fiscal year 2002, the Company issued warrants to purchase 625,347 shares of the Company’s common stock to certain board members who guaranteed the line of credit at an exercise price equal to $1.51 per share with a term of ten years from the date of issuance. The fair value of the warrants of $637 was recorded as debt issuance costs. The Company determined the fair value of the

PROVIDE COMMERCE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

warrants using the Black-Scholes pricing model and the following assumptions: volatility of 70% risk free interest rate of 6%, expected life of five years and expected dividend yield of 0%. Debt issuance costs were recorded in other assets and were amortized over the life of the line of credit, which was one year. During the fiscal year ended June 30, 2003, $376 was amortized to interest expense.

In conjunction with obtaining a bank line of credit amendment in fiscal year 2003, the Company issued a warrant to purchase 23,514 shares of the Company’s common stock to the bank at an exercise price equal to $9.56 per share with a term of ten years from the date of issuance. The fair value of the warrant of $75 was recorded as debt issuance costs. The Company determined the fair value of the warrant using the Black-Scholes pricing model and the following assumptions: volatility of 70% risk free interest rate of 4.5%, expected life of five years and expected dividend yield of 0%. The debt issuance costs were included in other assets and were amortized over the life of the line of credit, which was one year. During the fiscal years ended June 30, 2004 and 2003, $25 and $50 was amortized to interest expense, respectively.

As of June 30, 2005, 263,323 shares of common stock have been issued related to exercises of the warrants described above.

Stock Options

In September 2003, the Company’s Board of Directors approved the 2003 Stock Incentive Plan for issuance of stock options and stock purchase rights to employees, directors, and consultants, which became effective in December 2003. Upon effectiveness of the 2003 plan, the options under the predecessor 1998 and 1999 plans were transferred to the 2003 plan, and no further options will be granted under the predecessor plans. In addition, the Company has reserved an aggregate of 4,608,375 shares of common stock for issuance under the 2003 plan which includes the number of shares carried over from the predecessor plans. The number of shares of common stock reserved for issuance under the 2003 plan will automatically be increased on the first day in January each calendar year, beginning in calendar year 2004, by an amount equal to the lesser of (i) 3% of the total number of shares of the Company’s common stock outstanding on the last trading day in December of the preceding year or (ii) the lesser of 625,000 shares of the Company’s common stock or such amount as determined by the Company’s Board of Directors.

In fiscal year 1998, the Company adopted the 1998 Stock Option/Stock Issuance Plan (the “1998 Plan”) and in fiscal year 2000, the Company adopted the 1999 Stock Option/Stock Issuance Plan (the “1999 Plan”) (collectively, the “Plans”). Under the Plans, employees, directors and consultants may be granted options and stock purchase rights to purchase common shares.

Both Plans provide for the issuance of up to 5,000,000 shares of common stock. Options granted under the Plans generally expire no later than ten years from the date of grant (five years for a 10% stockholder). Options generally vest and become fully exercisable over a period of five years under the 1998 Plan and over a period of four years under the 1999 Plan.

PROVIDE COMMERCE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Stock option activity, including 163,463 shares issued outside the Plans, is as follows:

	Shares	Weighted-average exercise price
Balance at June 30, 2002	2,197,061	$1.06
Granted	205,345	2.22
Exercised	(30,746)	1.09
Cancelled	(329,520)	1.58

Balance at June 30, 2003	2,042,140	1.06
Granted	486,039	15.76
Exercised	(163,812)	1.09
Cancelled	(119,246)	1.47

Balance at June 30, 2004	2,245,121	4.23
Granted	230,572	24.35
Exercised	(312,566)	1.95
Cancelled	(53,757)	18.59

Balance at June 30, 2005	2,109,370	6.40

The following table summarizes information about stock options outstanding at June 30, 2005:

Range of exercise prices	Outstanding as of June 30, 2005	Weighted-average remaining contractual life	Weighted- average exercise price	Exercisable as of June 30, 2005
$ 0.36	619,600	2.86	$0.36	619,600
1.51	773,036	5.85	1.51	706,882
2.27	70,826	7.53	2.27	31,982
12.15	109,595	8.23	12.15	48,803
15.00-15.61	265,624	8.43	15.05	86,997
18.20-19.69	59,905	9.16	18.99	10,998
21.92-22.94	79,987	8.93	22.02	21,583
23.35-28.76	61,007	9.43	24.38	—
30.01-36.00	69,790	9.53	31.96	—

	2,109,370	5.92	6.40	1,526,845

Shares Reserved for Future Issuance

The following common stock is reserved for future issuance at:

	June 30,
	2005	2004
Stock options issued and outstanding	2,109,370	2,245,121
Employee stock purchase plan	250,962	240,000
Warrants issued and outstanding	375,208	704,747
Authorized for future option grants	1,892,879	1,705,147

	4,628,419	4,895,015

9. Employee Stock Purchase Plan

In December 2003, the Company’s board of director’s approved an employee stock purchase plan (“ESPP”), a non-compensatory employee stock purchase plan under Section 423 of the Internal Net sales Code, to provide all qualifying employees an opportunity to purchase shares of the Company’s common stock. Employees may

PROVIDE COMMERCE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

contribute a maximum of 10% of his or her total earnings through payroll deductions. The accumulated deductions will be applied to the purchase of shares on each semi-annual purchase date. However, an employee may not purchase more than 1,500 shares on any purchase date.

The plan has a series of successive overlapping offering periods, with a new offering period beginning on the first business day of June and December each year and will have a duration of 24 months. The purchase price per share will be equal to 85% of the fair market value per share on the start date of the offering period in which the participant is enrolled or, if lower, 85% of the fair market value per share on the semi-annual purchase date. The purchase price discount is significant enough to be considered compensatory under SFAS 123. As a result, the Company recorded $514 and $51, in stock based compensation for the fiscal years ended June 30, 2005 and 2004, respectively, related to the ESPP.

At June 30, 2005, the Company has authorized an aggregate of 280,000 shares of common stock for issuance under its ESPP. The number of shares of the Company’s common stock reserved for issuance under the plan will automatically increase on the first trading day in January of each calendar year by an amount equal to the lesser of (i) 3% of the total number of shares of the Company’s common stock outstanding on the last trading day in December in the preceding calendar year, (ii) 40,000 shares or (iii) such amount as determined by the Company’s board of directors.

10. Deferred Compensation Plan

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

11. Post Retirement Benefit Plans

Employee Savings and Retirement Plan

The Company has a 401(k) plan that allows eligible employees to contribute up to 25% of their eligible compensation, subject to annual limits. The Company matches a portion of the employee contributions and may, at its discretion, make additional contributions. The Company’s contribution expense for fiscal 2005, 2004 and 2003 was $177, $84 and $63, respectively.

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

PROVIDE COMMERCE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

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

The plan became effective on January 1, 2004 and, as a result, six months of expense was recognized in fiscal 2004. The following table sets forth changes in the benefit obligation and plan assets for the SERP and the net amount recognized at June 30, 2005:

	Fiscal Years Ended June 30,
	2005	2004
	(in thousands, except percentages)
Change in the benefit obligation
Benefit obligation at beginning of year	$704	$659
Service cost	233	104
Interest cost	46	19
Amendments	71	—
Actuarial (gain)/loss	361	(78)

Benefit obligation at end of year	1,415	704

Funded status	(1,415)	(704)
Unrecognized net actuarial (gain)/loss	283	(78)
Unrecognized prior service cost	69	—
Unrecognized net transition obligation/(asset)	624	647

Net amount recognized	(439)	(135)

Accumulated benefit obligation information
Projected benefit obligation	1,415	704
Accumulated benefit obligation	1,186	576

Amounts recognized in statement of financial position consists of:
Accrued benefit liability	(1,186)	(576)
Intangible asset	692	441
Accumulated other comprehensive income	55	—

Net amount recognized	(439)	(135)

Components of net periodic pension cost
Service cost	233	104
Interest cost	46	19
Amortization of unrecognized prior service cost	1	—
Amortization of unrecognized net transition obligation/(asset)	24	12

Net periodic pension cost	304	135

Weighted average assumptions
For disclosure at the end of the fiscal year:
Discount rate	5.00%	6.25%
Rate of compensation increase	4.00%	4.00%
For measuring net periodic pension cost/(income) at the beginning of the fiscal year:
Discount rate	6.25%	5.80%
Rate of compensation increase	4.00%	4.00%

12. Recent Events

None