Form 10-Q
period 2005-09-30
PROVIDE COMMERCE INC
filed 2005-11-09
CIK 1263756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number: 000-20720

PROVIDE COMMERCE, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-1450019
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5005 Wateridge Vista Drive San Diego, CA	92121
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (858) 638-4900

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2005, the registrant had 11,997,283 shares of common stock, par value $0.001 per share, outstanding.

PROVIDE COMMERCE, INC.

QUARTERLY REPORT

FORM 10-Q

* No information provided due to inapplicability of item.

PROVIDE COMMERCE, INC.

BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	September 30, 2005	June 30, 2005
Assets
Current assets:
Cash and cash equivalents	$4,243	$12,308
Marketable securities	55,741	53,116
Accounts receivable, net of allowance for doubtful accounts of $44 and $54 at September 30, 2005 and June 30, 2005, respectively	1,931	1,649
Inventory, net	3,766	3,719
Prepaid expenses and other current assets	1,454	1,082
Income tax receivable	1,022	76
Deferred tax assets	4,800	4,810

Total current assets	72,957	76,760
Property and equipment, net	7,176	6,871
Deferred tax assets	1,775	1,775
Other assets	5,008	4,802

Total assets	$86,916	$90,208

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrued liabilities	$10,477	$13,198
Accrued compensation	2,766	3,416
Deferred revenue	443	592

Total current liabilities	13,686	17,206
Accrued pension costs	1,262	1,186
Deferred compensation	1,746	1,181
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding at September 30, 2005 and June 30, 2005.	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 11,984,985 and 12,356,220 shares issued and outstanding at September 30, 2005 and June 30, 2005, respectively.	12	12
Additional paid-in capital	103,462	104,666
Treasury stock, at cost	(11,094)	(8,849)
Deferred stock-based compensation	—	(3,068)
Accumulated other comprehensive loss	(105)	(96)
Accumulated deficit	(22,053)	(22,030)

Total stockholders’ equity	70,222	70,635

Total liabilities and stockholders’ equity	$86,916	$90,208

See accompanying notes.

PROVIDE COMMERCE, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,
	2005	2004
Net sales	$26,782	$19,921
Cost of sales	14,727	10,875

Gross profit	12,055	9,046
Operating expenses:
Selling and marketing	5,983	4,843
General and administrative	5,703	4,196
Information technology systems	1,712	1,223

Total operating expenses	13,398	10,262

Loss from operations	(1,343)	(1,216)
Other income, net	509	270

Loss from operations before income tax benefit	(834)	(946)
Income tax benefit	(367)	(449)

Net loss before cumulative effect of a change in accounting principle	(467)	(497)
Cumulative effect of a change in accounting principle	444	—

Net loss	$(23)	$(497)

Net loss per share before cumulative effect of a change in accounting principle:
Basic	$(0.04)	$(0.04)

Diluted	$(0.04)	$(0.04)

Cumulative effect of a change in accounting principle per share:
Basic	$0.04	$—

Diluted	$0.03	$—

Net loss per share:
Basic	$—	$(0.04)

Diluted	$—	$(0.04)

Weighted average common shares outstanding:
Basic	11,978,739	11,844,949

Diluted	13,454,914	11,844,949

See accompanying notes.

PROVIDE COMMERCE, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,
	2005	2004
Operating activities:
Net loss	$(23)	$(497)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	802	599
Stock-based compensation	839	626
Cumulative effect of a change in accounting principle	(444)	—
Changes in operating assets and liabilities:
Accounts receivable	(282)	(256)
Inventory	(47)	142
Prepaid expenses and other current assets	(372)	(228)
Accounts payable and other accrued liabilities	(2,722)	(2,852)
Accrued compensation	(650)	(1,092)
Accrued pension costs	76	98
Long term deferred compensation	565	502
Deferred revenue	(149)	(80)
Accrued and deferred income taxes	(946)	(1,120)
Other assets	(206)	248

Net cash used in operating activities	(3,559)	(3,910)

Investing activities:
Purchases of property and equipment	(1,107)	(1,529)
Purchases of marketable securities	(28,658)	(7,599)
Sales/maturities of marketable securities	26,019	13,950

Net cash provided by (used in) investing activities	(3,746)	4,822

Financing activities:
Payment of long-term debt and capital lease obligations	—	(32)
Common stock issued in connection with secondary public offering	—	1,299
Tax benefit from the exercise of stock options	555	340
Proceeds from exercise of common stock options and warrants	930	229
Repurchase of common stock	(2,245)	—

Net cash provided by (used in) financing activities	(760)	1,836

Net increase (decrease) in cash and cash equivalents	(8,065)	2,748

Cash and cash equivalents at beginning of the period	12,308	18,210

Cash and cash equivalents at end of the period	$4,243	$20,958

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$1
Income taxes	$23	$516
Non-cash financing activities:
Stock-based compensation associated with employee and consultant stock options	$839	$626
Unrealized gain (loss) on marketable securities	$(9)	$25
Tax benefit from the exercise of stock options	$555	$340

See accompanying notes.

PROVIDE COMMERCE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share data)

1. Description of Business

Provide Commerce, Inc. (the “Company”) was incorporated in the State of Delaware and commenced operations on February 6, 1998. The Company operates in one business segment. The Company operates an e-commerce marketplace for perishable goods, such as fresh-cut floral arrangements, potted plants, high quality meat, seafood and fruit, and related merchandise. The Company’s e-commerce marketplace currently consists of www.proflowers.com, www.cherrymoonfarms.com, www.flowerfarm.com, and www.uptownprime.com. Products are purchased by customers and shipped directly from the growers/producers for overnight or other prompt delivery.

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

The balance sheet at June 30, 2005 has been derived from the audited financial statements at that date.

Net Loss Per Share

Basic net loss per common share is calculated by dividing net loss for the period by the weighted average common shares outstanding during the period, less shares subject to repurchase. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted average common shares outstanding, adjusted for all dilutive potential common shares, which includes shares issuable upon the exercise of outstanding common stock options, convertible preferred stock and other contingent issuances of common stock to the extent these shares are dilutive. The Company incurred losses for the three months ended September 30, 2005 and 2004,

PROVIDE COMMERCE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

and, accordingly, has excluded all shares issuable upon exercise of common stock options or warrants and shares subject to repurchase from the calculation of diluted net loss per share for that period, except for the cumulative effect of a change in accounting principle, as follows:

	Three Months Ended September 30,
	2005	2004
Calculations for net losses
Numerator
Net loss before cumulative effect of a change in accounting principle	$(467)	$(497)

Net loss	(23)	$(497)

Denominator
Basic for net loss before cumulative effect of a change in accounting principle and net loss:
Weighted average common shares outstanding	11,978,842	11,845,851
Less: Weighted average shares subject to repurchase	(103)	(902)

Denominator on basic calculation	11,978,739	11,844,949

Basic net loss before cumulative effect of a change in accounting principle per share	$(0.04)	$(0.04)

Basic net loss per share	$—	$(0.04)

Diluted for net loss before cumulative effect of a change in accounting principle and net loss:
Weighted average common shares outstanding	11,978,739	11,844,949

Denominator on diluted calculation	11,978,739	11,844,949

Diluted net loss before cumulative effect of a change in accounting principle per share	$(0.04)	$(0.04)

Diluted net loss	$—	$(0.04)

Calculations for income related to cumulative effect of a change in accounting principle
Numerator
Cumulative effect of a change in accounting principle	$444	$—

Denominator
Basic for cumulative effect of a change in accounting principle:
Weighted average common shares outstanding	11,978,842
Less: Weighted average shares subject to repurchase	(103)

Denominator on basic calculation	11,978,739

Basic cumulative effect of a change in accounting principle per share	$0.04	$—

Diluted for cumulative effect of a change in accounting principle:
Weighted average common shares outstanding	11,978,739

Denominator on diluted calculation	13,454,914

Diluted cumulative effect of a change in accounting principle per share	$0.03	$—

PROVIDE COMMERCE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table summarizes potential common shares that are not included in the denominator used in net loss per share before cumulative effect of a change in accounting principle and net loss per share for the three months ended September 30, 2005 and 2004, because to do so would be anti-dilutive for the periods presented:

	Three Months Ended September 30,
	2005	2004
Options to purchase common stock	1,123,451	1,242,204
Warrants to purchase common stock	352,725	502,449

Total	1,476,176	1,744,653

Stock-Based Employee Compensation

Stock-based awards are granted under the terms of the 2003 Stock Incentive Plan (2003 Plan) and the employee stock purchase plan (ESPP). Additionally, the Company has outstanding stock options under its 1998 and 1999 Stock Option Plans, although these Plans terminated in 2003. Under the 2003 Plan, the Company grants both incentive stock options and non-qualified stock options.

Prior to July 1, 2002, the Company accounted for its stock-based awards using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and related Interpretations. Under the provisions of APB No. 25, no stock-based employee compensation cost was reflected in net income upon grant of the options, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. Stock-based employee compensation cost was reflected for options which became variable price options due to a change in the strike price of those options.

Effective July 1, 2002, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), as amended, using the prospective transition method. Under the prospective method, the Company expensed only those employee stock options that were granted or modified after July 1, 2002. The majority of awards under the Company’s plans vest over a period of four years. The expense associated with stock compensation is amortized over the vesting period of the individual award using an accelerated method of amortization consistent with the method described in Financial Accounting Standards Board (FASB) Interpretation No. 28.

Effective July 1, 2005, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), using the modified prospective method of application. Under this method, compensation expense is recognized both for (i) the remaining vesting periods of awards granted, subsequent to July 1, 2002 and (ii) the remaining vesting periods of awards granted prior to July 1, 2002.

The impact of adopting SFAS No. 123(R) for the Company’s first quarter of fiscal 2006 was a decrease in compensation expense of $123 ($69 after tax) and an increase of $0.01 for both basic and diluted earnings per share. The Company expects the total expense for stock-based awards during fiscal year 2006 to be approximately $4.0 million. The adoption of SFAS No. 123(R) is expected to incrementally decrease before tax compensation expense by approximately $500 during fiscal 2006. SFAS 123(R) also requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (except tax benefits) to be classified as financing cash flows. In prior periods, such amounts were presented as an operating activity. For the three months ended September 30, 2005 and 2004, $555 and $340 was reported as “Tax benefit from the exercise of stock options” in the financing activities of the Statement of Cash

PROVIDE COMMERCE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Flows. At adoption, the Company recognized a cumulative effect of change in accounting principle resulting in a net income benefit of $444, which corresponded to the requirement of estimating forfeitures at the date of grant. SFAS 123(R) also eliminated the presentation of the contra-equity account, “Deferred stock-based compensation,” from the face of the Balance Sheet resulting in a reclassification of $3,068 to “Additional paid-in capital.”

The effect of applying the fair value recognition provisions of SFAS 123(R) to stock-based compensation for all outstanding and unvested awards in periods prior to July 1, 2002, on net income and earnings per common share for the three months ended September 30, 2005 and 2004, did not result in pro forma income or loss which is materially different from the reported amount. Therefore, such pro forma information is not presented herein.

The following weighted-average assumptions were used for options granted in the three months ended September 30, 2005 and 2004 and a discussion of our methodology for developing each of the assumptions used in the valuation model follows:

	Three Months Ended September 30,
	2005	2004
Dividend yield	0.0%	0.0%
Expected volatility	45.0%	54.4%
Risk-free interest rate	3.99%	4.43%
Expected life of the option term (in years)	4.1	5.0
Forfeiture rate	10.0%	N/A

•	Dividend Yield—The Company has never declared or paid dividends on common stock and has no plans to do so in the foreseeable future.

•	Expected Volatility—Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate during a period based on comparisons with the implied volatility of traded options of companies which are similar to the Company and other factors which may effect the volatility of the Company’s stock (expected volatility). The Company considered the historical volatility from its initial public offering through the dates of grants, in combination with the implied volatility of options of similar companies, and business and economic considerations in order to estimate the expected volatility, due to the limited time of being a public company.

•	Risk-Free Interest Rate—This is the U.S. Treasury rate for the week of each option grant during the quarter having a term that most closely resembles the expected life of the option.

•	Expected Life of the Option Term—This is the period of time that the options granted are expected to remain unexercised. Options granted during the quarter have a maximum term of ten years. The Company estimates the expected life of the option term based on actual past behavior for similar options with further consideration given to the class of employees to whom the options were granted.

•	Forfeiture Rate—This is the estimated percentage of options granted that are expected to be forfeited or canceled on an annual basis before becoming fully vested. The Company estimates the forfeiture rate based on past turnover data ranging between zero to four years.

As of September 30, 2005 the total unrecognized compensation cost related to unvested share-based compensation arrangements was $5.4 million, and the related weighted average period over which it is expected to be recognized is approximately 3.5 years.

PROVIDE COMMERCE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

SFAS 123(R) requires that stock-based compensation expense be reported on the same line on the Statement of Operations as the related cash wages. Historically, the Company has reported stock-based compensation expense as a separate line in the operating expenses section of the Statement of Operations. Under SFAS 123(R), the Company has reported the following amounts of stock-based compensation expense in the Statements of Operations as follows:

	Three Months Ended September 30,
	2005	2004
Cost of sales	$4	$5
Selling and marketing	281	216
General and administrative	359	321
Information technology systems	195	84

Total stock-based compensation	$839	$626

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

Stock option activity, including 163,463 shares issued outside the Plans, is as follows:

	Shares	Weighted- Average Exercise Price
Balance at June 30, 2005	2,109,370	$6.40
Granted	472,259	25.63
Exercised	(126,965)	7.32
Cancelled	(65,557)	14.36

Balance at September 30, 2005	2,389,107	9.93

PROVIDE COMMERCE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The shares granted during the three months ended September 30, 2005 have a weighted-average grant-date fair value of $10.32. The total intrinsic value of options exercised during the three months ended September 30, 2005 was $930. The total fair value of shares vested at September 30, 2005 was $352.

The following table summarizes information about stock options outstanding at September 30, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding as of September 30, 2005	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable as of September 30, 2005	Weighted- Average Exercise Price	Aggregate Intrinsic Value
$ 0.36	617,100	2.6	$0.36	617,100	$0.36	$222
1.51	711,926	5.6	1.51	668,465	1.51	1,009
2.27	69,302	7.3	2.27	36,984	2.27	84
12.15	8,389	7.9	12.15	4,955	12.15	60
15.00-15.61	259,937	8.2	15.04	98,909	15.00	1,484
18.20-19.69	55,335	8.9	18.96	13,365	19.24	257
21.92-22.94	108,537	9.0	22.15	22,326	21.92	489
23.35-28.76	488,791	9.8	25.74	416	23.35	10
30.01-36.00	69,790	9.3	31.96	—	—	—

	2,389,107	6.4	9.93	1,462,520	9.93	$3,615

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

The plan has a series of successive overlapping offering periods, with a new offering period beginning on the first business day of June and December each year and will have a duration of 24 months. The purchase price per share will be equal to 85% of the fair market value per share on the start date of the offering period in which the participant is enrolled or, if lower, 85% of the fair market value per share on the semi-annual purchase date. The purchase price discount is significant enough to be considered compensatory under SFAS 123. As a result, the Company recorded $216 and $90, in stock based compensation for the three months ended September 30, 2005 and 2004, respectively, related to the ESPP.

At September 30, 2005, the Company has authorized an aggregate of 280,000 shares of common stock for issuance under its ESPP. The number of shares of the Company’s common stock reserved for issuance under the plan will automatically increase on the first trading day in January of each calendar year by an amount equal to the lesser of (i) 3% of the total number of shares of the Company’s common stock outstanding on the last trading day in December in the preceding calendar year, (ii) 40,000 shares or (iii) such amount as determined by the Company’s board of directors.

PROVIDE COMMERCE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

3. Stockholders’ Equity

Common Stock

In September 2003, the Company’s Board of Directors approved an amendment to the certificate of incorporation and increased the authorized common stock to 50,000,000 shares, which became effective December 22, 2003 in connection with the Company’s initial public offering. During the three months ended September 30, 2005, the Company issued 126,965 shares of common stock upon exercise of outstanding options.

Preferred Stock

In September 2003, the Company’s Board of Directors approved an amendment to the certificate of incorporation setting the authorized preferred stock to 5,000,000 shares, which became effective December 22, 2003 in connection with the Company’s initial public offering. The preferred stock is “blank check preferred,” which can be created and issued by the Board of Directors without stockholder approval, with rights senior to those of common stock.

4. Deferred Compensation Plan

In November 2003, the compensation committee of the Board of Directors approved a Deferred Compensation Plan which became effective in January 2004. The Deferred Compensation Plan is an unfunded non-qualified plan for the benefit of non-employee directors and certain designated management and highly compensated employees of the Company. The plan permits participants to defer receipt of certain compensation, as well as certain income for stock option exercises. In addition, the Company may elect to make a matching contribution to any or all of the participants in an amount of fifty percent (50%) of the participant’s deferred annual base salary or annual bonus, but in no event shall the matching contributions exceed ten percent (10%) of the participant’s annual base salary with respect to deferrals of base salary or ten percent (10%) of the participant’s annual bonus with respect to deferrals of annual bonus. As of September 30, 2005, the Company had deferred compensation of $1,746 related to the Deferred Compensation Plan.

5. Supplemental Executive Retirement Plan

In November 2003, the compensation committee of the Board of Directors approved a Supplemental Executive Retirement Plan (SERP) which became effective in January 2004. The SERP is an unfunded non-qualified plan for the benefit of certain non-employee directors, designated management and highly compensated employees of the Company. Participants under the SERP will be due a benefit (as defined for purposes of the SERP) upon early or normal retirement, disability, death or other termination of employment. The ordinary benefit is a benefit equal to 0.015 multiplied by the number of years of service to the Company and multiplied by the participant’s final average compensation, and reduced by amounts paid under the Deferred Compensation Plan. Amounts due under the SERP will be paid in equal installments over 15 years commencing at normal retirement (age 65). If an ordinary benefit commences prior to normal retirement, the participant will receive the actuarial equivalent of his or her vested benefit at normal retirement, generally to be paid over 15 years.

PROVIDE COMMERCE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following is a summary of the Company’s net periodic benefit cost including the components for the three months ended September 30:

	2005	2004
Service cost	$57	$74
Interest cost	12	16
Amortization of prior service cost	7	8

Net periodic benefit cost	$76	$98

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

6. Income Tax

During the three months ended September 30, 2005 and 2004, the Company recognized a tax benefit of $367 and $449, respectively. The effective tax rate anticipated for the year ending June 30, 2006 of 44% is a result of the statutory rates and the permanent book/tax differences including stock-based compensation recognized under SFAS 123(R).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the related notes to those statements included elsewhere in this report. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of the factors described in the “Risks and Uncertainties” section below and elsewhere in this report. Except as may be required by applicable law, we undertake no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

We plan to assess and target additional categories based on our market platform’s ability to add value by streamlining the supply chain for the benefit of customers and suppliers. We have identified premium meat, seafood and fresh fruit as initial categories where we believe we can leverage our customer base, marketing and distribution relationships and infrastructure. In October 2003, we launched and are now operating Uptown Prime at www.uptownprime.com, offering premium meat and seafood, and Cherry Moon Farms at www.cherrymoonfarms.com, offering fresh premium fruit.

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

To date, we have derived our revenues primarily from the sale of flowers, plants and gifts from our www.proflowers.com website. For the three months ended September 30, 2005, we reported net sales of $26.8 million, an increase of 34.4% from $19.9 million for the three months ended September 30, 2004, and a net loss of $(23,000) as compared to a net loss of $(497,000) for the three months ended September 30, 2004. Since inception through fiscal 2002, we have incurred significant losses. As of September 30, 2005, we have an accumulated deficit of $22.1 million.

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

Results of Operations

The following table sets forth our results of operations expressed as a percentage of net sales for the three months ended September 30, 2005, and 2004:

	Three Months Ended September 30,
	2005	2004
Statement of Operations Data:
Net sales	100.0%	100.0%
Cost of sales(1)	55.0	54.6

Gross profit(1)	45.0	45.4

Operating expenses:
Selling and marketing(1)	22.3	24.3
General and administrative	21.3	21.1
Information technology systems	6.4	6.1

Total operating expenses(1)	50.0	51.5

Operating loss	(5.0)	(6.1)
Other income, net	1.9	1.3

Loss before income tax	(3.1)	(4.8)
Income tax (benefit)	(1.4)	(2.3)

Net loss before cumulative effect of a change in accounting principle	(1.7)	(2.5)
Cumulative effect of a change in accounting principle	1.7	—

Net loss	(0.0)	(2.5)

(1)	Under EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer, the cost of a “free offer” at purchase, such as a free glass vase, should be included in cost of sales. Historically, these promotional costs have been included as a marketing expense. We have reclassified these costs into cost of sales for all periods presented. The accompanying financial statements give retroactive effect to the reclassification for all periods presented.

Net Sales

	Three Months Ended September 30,
	2005	2004	% Increase
	(in thousands, except percentages)
Net sales	$26,782	$19,921	34.4%

Our net sales are derived primarily from the sale of flowers, plants and gifts from our www.proflowers.com website and the sale of gourmet foods from our www.uptownprime.com and www.cherrymoonfarms.com websites. We also generate net sales from fees that we receive from retailers for whom we design and operate websites to sell perishable products under their own brands.

The increase in net sales for the three months ended September 30, 2005 compared to the same period last year resulted primarily from an increase in the number of orders by new and existing customers.

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

	Three Months Ended September 30,
	2005	2004	% Increase
	(in thousands, except percentages and average order values)
Database of customers at period end	4,457	3,211	38.8%
Orders placed by existing customers	359	270	32.9%
Net sales from existing customers	$16,957	$13,008	30.4%
New customers	150	117	28.2%
Average order value	$49.32	$46.96	5.0%

Growth in the number of new customers for the three months ended September 30, 2005 is a result of our advertising and marketing campaigns which are designed to attract and maintain customers. We believe continued strength in repeat orders is a result of our strong customer satisfaction and our retention marketing efforts.

In October 2003, we launched and are now operating Uptown Prime at www.uptownprime.com, offering premium meat and seafood, and Cherry Moon Farms at www.cherrymoonfarms.com, offering fresh premium fruit. We expect premium meat, seafood, and fresh premium fruit net sales to grow in significance to our business as we develop and deploy our premium meat, seafood, and fresh premium fruit websites. We expect that between 5% and 7% of our net sales will be derived from premium meat and fresh premium fruit in fiscal 2006. You must consider our prospects for expanding our premium meat, seafood and fresh premium fruit net sales during fiscal 2006 and beyond in light of the risks associated with expanding into new product categories and the other risks outlined in “Risks and Uncertainties” below.

We offer a variety of arrangements for branded retailers or direct marketers that want to use our market platform to offer perishable products, including a co-branded website, a private label website or a hybrid of the two. The arrangements are currently structured to involve a combination of revenue sharing and fee-based agreements. For revenue sharing agreements, we pay the retailer a portion of the net sales generated from its website. Fee-based retailer arrangements involve a combination of up-front development costs and per-transaction fees paid to us by the retailer. Our branded retailer arrangements regardless of the payment structure represented an immaterial percentage of our net sales for the three months ended September 30, 2005.

Gross Profit

	Three Months Ended September 30,
	2005	2004	% Increase
	(in thousands, except percentages)
Gross profit	$12,055	$9,046	33.3%
Gross profit percentage	45.0%	45.4%

Our gross profit consists of net sales less cost of sales. Our cost of sales consists primarily of flower and other product costs and shipping charges. Other costs included in cost of sales are producer and delivery supply costs, distribution facility labor costs and the cost of promotional and replacement products.

The slight decrease in the gross profit percentage for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 was a result of an increase in our product and product delivery costs due to higher fuel costs which was partially offset by a higher average order value. We also experienced a slightly less profitable product sales mix in our core floral business. In addition, we experienced an increase in fixed costs associated with the distribution centers which support our operations.

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

Selling and Marketing

	Three Months Ended September 30,
	2005	2004	% Increase
	(in thousands, except percentages)
Selling and marketing	$5,983	$4,843	23.6%
As a percent of net sales	22.3%	24.3%

Our selling and marketing expenses consist primarily of payroll and payroll related costs for our category development and marketing and customer service staff, online and offline advertising costs, and market and customer research costs. Advertising expenses are generally expensed as incurred. For advertising contracts which cover an extended period of time, the costs are expensed over the life of the contract based on the terms of the contract, such as orders placed, radio spots run or Internet advertisements placed. Our advertising efforts target the acquisition of new customers and repeat orders from existing customers.

The increase in the selling and marketing expenses for the three months ended September 30, 2005 compared to the same period last year is primarily due to an increase in payroll and payroll related costs as our marketing staff headcount has increased in an effort to drive increases in net sales, an increase in customer service seasonal labor to support our increased customer sales and satisfaction activity and an increase in targeted business-to-business advertising.

The decrease in marketing costs for the three months ended September 30, 2005 as a percentage of sales compared to the same period last year is primarily a result of decreased costs related to online and offline direct marketing and advertising. These costs were partially offset by an increase, as a percentage of sales, in our customer service seasonal labor to support our increased customer sales and satisfaction activities.

We expect selling and marketing expenses to continue to increase in absolute dollars in the future as a result of continued expansion of our sales and marketing efforts. While we currently expect selling and marketing expenses to increase in absolute dollars, we expect them to remain generally comparable to fiscal 2005 as a percentage of net sales for fiscal 2006. However, as we identify opportunities to increase our growth in net sales, we may increase our marketing expense to take advantage of those opportunities.

General and Administrative

	Three Months Ended September 30,
	2005	2004	% Increase
	(in thousands, except percentages)
General and administrative	$5,703	$4,196	35.9%
As a percent of net sales	21.3%	21.1%

Our general and administrative expenses consist primarily of payroll and payroll related costs for our employees, (except those associated with fulfillment, customer service, technology and sales and marketing employees), depreciation of fixed assets, credit card fees, facilities costs (other than facilities costs associated with cost of goods sold), legal and accounting professional fees, insurance, bad debt expense, phone, travel, deferred compensation and retirement plan expenses and other general corporate expenses.

The increase in absolute general and administrative expenses for the quarter ended September 30, 2005 compared to the same quarter last year is primarily due to increases in payroll and payroll related costs, depreciation of fixed assets and legal expenses. The increase in payroll and payroll related costs is a result of increasing headcount in order to support the growth of our company and payment of severance to terminated employees. The increase in depreciation is a result of investments in fixed assets to support our increased sales volumes. The increase in legal expenses is a result of the costs incurred to defend ourselves in various lawsuits and general corporate legal expenses.

The increase as a percentage of net sales was caused primarily by the increases in payroll and payroll related costs and legal expenses which were partially offset by a decrease in the net cost of deferred retirement compensation and retirement plan expenses and related investment income or expense.

We expect general and administrative expenses to continue to increase in absolute dollars in the future as a result of continued expansion of our administrative infrastructure in support of a broader technology and product portfolio and general corporate expenses. However, we also anticipate that annual general and administrative expenses will remain relatively constant or decrease as a percentage of net sales as a result of net sales growing faster than general and administrative expenses.

Information Technology Systems

	Three Months Ended September 30,
	2005	2004	% Increase
	(in thousands, except percentages)
Information technology systems	$1,712	$1,223	39.9%
As a percent of net sales	6.4%	6.1%

Our information technology system expenses consist primarily of payroll and payroll related costs for information technology personnel, software support services and other general information technology expenses. Information technology system expenses are expensed as incurred. Information technology system expenses are net of software capitalization of major site and product development efforts under Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use.

The increase in information technology costs in absolute dollars for the quarter ended September 30, 2005 compared to the same quarter last year is a result of an increase in payroll and payroll related costs and an increase in stock-based compensation. These costs were partially offset by an increase in the capitalized costs associated with internally developed software of approximately $410,000 and approximately $334,000 for the three months ended September 30, 2005 and 2004, respectively. We incurred the increased payroll and payroll related costs and stock-based compensation in order to support the infrastructure necessary for continued growth of our business.

The increase in information technology system expenses, as a percentage of net sales, for the three months ended September 30, 2005 compared to the same period last year was primarily a result of our growth in payroll and payroll related costs and stock-based compensation, which outpaced our growth in net sales. In addition, the rate of increase in capitalized information technology expenditures was less than the rate of growth in net sales.

We expect information technology system expenses to increase in absolute dollars in fiscal 2006 compared to fiscal 2005 but to remain at a relatively constant percentage of net sales for fiscal 2006 compared to fiscal 2005 as we continue to invest in our infrastructure to support the growth of our business. Our information technology expenses may fluctuate in the future should we capitalize either greater or fewer expenses associated with capital software projects.

Other Income, Net

	Three Months Ended September 30,
	2005	2004	% Increase
	(in thousands, except percentages)
Other income, net	$509	$270	88.8%
As a percent of net sales	1.9%	1.3%

Other income, net includes primarily investment income. The increase for the three months ended September 30, 2005 compared to the same quarter last year was a result of improved returns on invested assets and higher invested balances.

Income Tax Benefit

	Three Months Ended September 30,
	2005	2004	% Increase (Decrease)
	(in thousands, except percentages)
Income tax benefit	$(367)	$(449)	(18.3)%
As a percent of net sales	(1.4)%	(2.3)%

The income tax benefit reflects a reduction in anticipated income tax payable as a result of the loss incurred in the first fiscal quarter of 2006 and a decrease in the estimated effective rate. The effective tax rate anticipated for fiscal year 2006 of 44% is a result of the statutory tax rates and stock-based compensation recognized under SFAS 123(R).

Net Loss

	Three Months Ended September 30,
	2005	2004	% Increase (Decrease)
	(in thousands, except percentages)
Net loss	$(23)	$(497)	(95.4)%
As a percent of net sales	(0.0)%	(2.5)%

The change in net loss is a result of the changes in net sales and expenses as previously discussed and the cumulative effect of a change in accounting principle of $444,000 associated with the adoption of SFAS 123(R).

Liquidity and Capital Resources

	September 30, 2005	June 30, 2005	% Increase (Decrease)
	(in thousands, except percentages)
Working capital	$59,273	$59,554	(0.5)%
Cash and cash equivalents	$4,243	$12,308	(65.5)%

Since our inception, we have financed our operations through sales of stock, and, more recently, internally generated cash flows from operations. The decreases in cash at September 30, 2005 over June 30, 2005 resulted primarily from net cash used in operations of approximately $3.5 million reduced further by the purchase of fixed assets of approximately $1.1 million and repurchases of $2.2 million of shares of our common stock. In May 2005, we announced that our board of directors authorized a stock repurchase program under Rule 10b-18 of the Exchange Act of up to $25 million of shares of our common stock in the open market and negotiated purchases over a period of one year. For the three months ended September 30, 2005, we had repurchased 89,700 shares of our common stock in open market transactions at varying prices for an aggregate purchase price of approximately $2.2 million, which together with prior repurchases leaves approximately $13.9 million available for potential future repurchases of common stock.

Net cash used in operating activities was $(3.6) million for the three months ended September 30, 2005 as compared to $(3.9) million for the three months ended September 30, 2004.

We use cash in investing activities primarily to purchase computer hardware and software, office equipment and furniture. Investing activities also includes the purchase and sale of marketable securities in order to provide for cash flow needs or invest excess cash. Net cash provided by (used in) investing activities totaled $(3.7) million and $4.8 million in the three months ended September 30, 2005 and 2004, respectively.

Net cash provided by (used in) financing activities was $(0.8) million and $1.8 million for the three months ended September 30, 2005 and 2004, respectively.

The change in marketable securities is a result of the net sales or purchases of marketable securities to meet our cash requirements or invest additional cash.

We believe that our available cash and cash flows from operations will be sufficient to satisfy our working capital and capital expenditure requirements for at least the next 12 months. Changes in our operating plans, lower than anticipated net sales, increased expenses or other events, including those described in “Risks and Uncertainties” below may cause us to seek debt or additional equity financing in the future. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants and/or financial ratios that restrict our ability to operate our business.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, estimates are evaluated, including those related to the timing of marketing expense, lives and depreciation of fixed assets, reserves for bad debts and credit card chargebacks, reserves for inventory and impairment of long-lived assets. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Management believes there have been no material changes during the three month period ended September 30, 2005 to the critical accounting policies reported in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended June 30, 2005 as filed with the Securities and Exchange Commission on September 13, 2005.

Recently Issued Accounting Standards

We adopted SFAS No. 123(R), Share-Based Payments, effective July 1, 2005 using the modified prospective method. We had adopted the fair-value-based method of accounting for stock-based payments effective July 1, 2002 using the prospective method described in FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. We use the Black-Scholes formula to estimate the value of stock options granted to employees. We applied SFAS 123(R) not only to new awards but also to previously granted awards that were not fully vested on the effective date. Because we adopted SFAS 123(R) using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation cost for some previously granted awards that were not recognized under SFAS 123 will be recognized under SFAS 123(R). SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature.

The impact of adopting SFAS No. 123(R) for our first quarter of fiscal 2006 was a decrease in compensation expense of $123,000 ($69,000 after tax) and an increase of $0.01 for both basic and diluted earnings per share. We expect the total expense for stock-based awards during fiscal year 2006 to be approximately $4.0 million. The adoption of SFAS No. 123(R) is expected to incrementally decrease before tax compensation expense by approximately $0.5 million during fiscal 2006. SFAS 123(R) also requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. In prior periods, such amounts were presented as an operating activity. For the three months ended September 30, 2005 and 2004, $0.6 million and $0.3 million was reported as “Tax benefit from the exercise of stock options” in the financing activities of the Statement of Cash Flows. At adoption, we recognized a cumulative effect of change in accounting principle resulting in a net income benefit of $0.4 million, which corresponded to the requirement of estimating forfeitures at the date of grant. SFAS 123(R) also eliminated the presentation of the contra-equity account, “Deferred stock-based compensation,” from the face of the Balance Sheet resulting in a reclassification of $3.1 million to “Additional paid-in capital.”

The following weighted-average assumptions were used for options granted in the three months ended September 30, 2005 and 2004 and a discussion of our methodology for developing each of the assumptions used in the valuation model and how they differ from the assumptions used under SFAS 123 follows:

	Three Months Ended September 30,
	2005	2004
Dividend yield	0.0%	0.0%
Expected volatility	45.0%	54.4%
Risk-free interest rate	3.99%	4.43%
Expected life of the option term (in years)	4.1	5.0
Forfeiture rate	10.0%	N/A

•	Dividend Yield—We have never declared or paid dividends on common stock and have no plans to do so in the foreseeable future. Under SFAS a dividend yield of 0.0% was also used.

•

Expected Volatility—Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate during a period based on comparisons with the implied volatility of traded options of companies which are similar to us and other factors which may effect the volatility of our stock (expected volatility). We considered the historical volatility from our initial public offering through the dates of grants, in combination with the implied volatility of options of similar companies, and business and economic considerations in order to estimate the expected volatility. Under SFAS 123, only the historical volatility was considered for purposes of the volatility assumption.

•	Risk-Free Interest Rate—This is the U.S. Treasury rate for the week of each option grant during the quarter having a term that most closely resembles the expected life of the option. The same Treasury rate was also used under SFAS 123.

•	Expected Life of the Option Term—This is the period of time that the options granted are expected to remain unexercised. Options granted during the quarter have a maximum term of ten years. The Company estimates the expected life of the option term based on actual past behavior for similar options with further consideration given to the class of employees to whom the options were granted. Under SFAS 123, an expected life of the option term of five years was used.

•	Forfeiture Rate—This is the estimated percentage of options granted that are expected to be forfeited or canceled on an annual basis before becoming fully vested. We estimate the forfeiture rate based on past turnover data ranges between zero to four years. No forfeiture rate was assumed under SFAS 123. Instead, forfeitures were recognized as they occurred.

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

We have operated our flower category for approximately seven years and our premium meat and fresh fruit categories for approximately two years. This limited operating history makes evaluating our business and its prospects difficult.

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

We have recently expanded our product lines into other categories of perishable goods. In October 2003, we launched and are now operating two additional websites under our gourmet food business unit: Uptown Prime, offering premium meat and seafood; and Cherry Moon Farms, offering fresh premium fruit. In any possible future expansion of our categories, we intend to leverage our e-commerce platform, marketing and shipping relationships and customer base to develop opportunities for us and other retailers using our platform to offer perishable products. While our market platform has been incorporated into and tested in the online floral retail market, we cannot predict whether it can be successfully applied to other perishable product categories over time. In addition, expansion of our business strategy into new product categories may require us to incur significant marketing expenses, develop relationships with new suppliers and comply with new regulations. These requirements could strain our management, financial and operational resources. Additional challenges that may affect our ability to expand into new product categories include our ability to:

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

For the three months ended September 30, 2005 and for fiscal 2005, we depended on three flower suppliers for approximately 59.3% and 56.9%, respectively, of all of our core floral business products, which are defined as all products associated with consumer sales from our ProFlowers business. If any one of these three flower suppliers were to become unable or unwilling to continue to supply flowers to our customers, our business could be harmed. We do not have long-term contracts with any of our flower suppliers for order fulfillment, and these suppliers can terminate their relationships with us at any time. If a flower supplier discontinues its relationship with us, we will be required to obtain a suitable replacement, which may cause delays in delivery or a decline in product quality, leading to customer dissatisfaction and loss of customers. We expect to encounter similar risks as we develop our premium meat, seafood and fruit and other perishable product supplier relationships.

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

We believe that our strategic relationships with leading Internet portal companies, other online retailers, radio advertisers and direct marketers are critical to attract customers, facilitate broad market acceptance of our products and brands and enhance our sales and marketing capabilities. For example, 25.5% of our total customer orders placed in fiscal 2005, and 31.5% of our total customer orders placed in fiscal 2004, were generated from customers who linked to our website from websites operated by other retailers or Internet portal companies with whom we have or had a strategic relationship. A failure to maintain existing and to establish additional strategic online relationships that generate a significant amount of traffic from other websites could limit the growth of our business. Establishing and maintaining relationships with leading Internet portal companies, other online retailers, radio advertisers and direct marketers is competitive and expensive. In particular, many Internet portal companies have significantly increased their rates. We may not successfully enter into additional relationships or renew existing ones beyond their current terms. We may also be required to pay significant fees to maintain and expand existing relationships. Further, many Internet portal companies, other online retailers, radio advertisers and direct marketers that we may approach to establish an advertising presence or with whom we already have an existing relationship may also provide advertising services for our competitors. As a result, these companies may be reluctant to enter into, maintain or expand a relationship with us. Our net sales may suffer if we fail to enter into new relationships or maintain or expand existing relationships, or if these relationships do not result in traffic sufficient to justify their costs.

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

In the first quarter of fiscal 2006 and in fiscal 2005, 62.3% and 58.4%, respectively, of the flowers we sold were grown by farmers located abroad, primarily in Colombia, Ecuador and Holland, and we expect that this will continue in the future. We also may purchase premium meat, seafood, fresh fruit and other perishable products from suppliers in foreign countries. The availability and price of these products could be affected by a number of other factors affecting foreign suppliers, including:

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

Our computer and telecommunications systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, failure in the Internet backbone service providers or Internet service providers, earthquakes, acts of war or terrorism, acts of God, human error, computer viruses, physical or electronic break-ins and similar events. Any of these events could lead to system interruptions, delays and loss of critical data, and make our websites or toll-free customer service centers inaccessible to our customers or prevent us from efficiently fulfilling orders or providing services to other retailers who rely on our market platform to assist them in operating their online businesses. For instance, in January 2004, a router failure at one of our Internet service providers caused approximately two hours of degraded website response times and availability, and in July 2005, a circuit failure at one of our Internet service providers caused approximately nine minutes of degraded website response times and availability. This effect would be magnified if interruptions were to occur during one of our peak selling periods, such as Valentine’s Day or Mother’s Day. We do not have fully redundant systems in different geographical areas or a formally tested disaster recovery plan. Our business interruption insurance may be inadequate to compensate for all losses that may occur.

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

Protection of our intellectual property is critical to our success. Patent, trademark, copyright and trade secret laws and confidentiality and other contractual provisions afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We face numerous risks in protecting our intellectual property rights, including the following:

•	our pending patent applications, copyrights, trademarks, trade secrets and other intellectual property rights may be challenged or invalidated by our competitors;

•	we only have six U.S. patent applications pending in the United States Patent and Trademark Office and none of the patent applications have yet to issue;

•	our pending patent applications may not issue, or, if issued, may not provide meaningful protection for related products or proprietary rights;

•	in the event one or more of our pending patent applications issue into a patent, there may be prior art in existence that the United States Patent and Trademark Office has not considered which may invalidate one or more patent claims;

•	we may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by employees, consultants or advisors;

•	the laws of foreign countries, including Australia, Brazil, Canada, China, the European Union, India, Japan, Mexico, New Zealand and Switzerland where we have issued or pending trademarks, may not protect our intellectual property rights to the same extent as the laws of the U.S., and mechanisms for enforcement of intellectual property rights may be inadequate in foreign countries;

•	our competitors may lawfully develop proprietary software or other technology that competes with our proprietary supply chain technology; and

•	we may be unable to successfully identify or prosecute unauthorized uses of our proprietary technology.

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

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, will increase our expenses as we evaluate the implications of new rules and devote resources to respond to the new requirements. The Sarbanes-Oxley Act mandates, among other things, that companies adopt new corporate governance measures and imposes comprehensive reporting and disclosure requirements, sets stricter independence and financial expertise standards for audit committee members and imposes increased civil and criminal penalties for companies, their chief executive officers and chief financial officers and directors for securities law violations. In particular, we have incurred and expect to incur additional administrative expense and have devoted and expect to continue to devote substantial management time as we have implemented controls and procedures required by Section 404 of the Sarbanes-Oxley Act, which requires management to report on, and our independent registered public accounting firm to attest to, our internal control over financial reporting. Although in connection with this report we have not identified any material weaknesses in our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, any significant deficiencies that are not adequately addressed could lead to material weaknesses in our internal control over financial reporting in the future. If our internal control over financial reporting is determined to be ineffective, investors could lose confidence in the reliability of our financial reporting, which could adversely affect our stock price.

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

Negative trends in the general economy, including trends resulting from actual or threatened military action by the U.S. and threats of terrorist attacks on the U.S. and abroad, could cause a decrease in consumer spending on flowers, premium meat, seafood, fresh fruit and perishable products in general. Also, any reduction in consumer confidence or disposable income in general may affect the demand for our products. If general economic conditions do not improve or deteriorate further and our customers have less disposable income, consumers may spend less on our products and our quarterly operating results may suffer.

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

In accordance with current industry practice and our interpretation of current law, as of September 30, 2005, we collected sales and use taxes or other such taxes with respect to shipments of goods into the 16 states in which we have sufficient operations to require us to collect and pay taxes. The operation of our distribution facilities, the operations of any future distribution facilities and other aspects of our evolving business may, however, result in increased sales and use tax obligations. Some states have imposed, sought or are now seeking to impose taxes on Internet access, and multiple or discriminatory taxes on electronic commerce. The imposition of these various taxes may increase the tax collection obligations on companies that engage in electronic commerce as we do.

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

In May 2005, our board of directors authorized a stock repurchase program of up to $25 million of our common stock in open market and negotiated purchases over a period of one year. Through September 30, 2005, we had repurchased 498,200 shares of our common stock in open market transactions at varying market prices. Our prior repurchases and any repurchases we may make in the future may not prove to be at optimal market prices and our use of cash for the stock repurchase program may not prove to be the best use of our cash resources.

Because of the significant stock ownership of our largest stockholder, our largest stockholder will be able to exert significant influence over us and our significant corporate decisions.

As of September 30, 2005, our largest stockholder and persons affiliated with our largest stockholder beneficially owned 33.7% of our outstanding common stock. In addition, as of the same date, our executive officers, directors and other stockholders holding more than 5% of our outstanding capital stock and their affiliates, in the aggregate, beneficially owned approximately 60.8% of our outstanding common stock. These persons, acting together, may have the ability to control our management and affairs. Our majority stockholder and persons affiliated with our majority stockholder will have the ability to exert significant influence over the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may harm the market price of our common stock by, among other things:

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

If our common stockholders sell substantial amounts of common stock in the public market, or if the market perceives that these sales may occur, the market price of our common stock may decline. Certain of our directors and executive officers, including our chairman, our chief executive officer and our president and chief operating officer, have in the past established, and may in the future establish, programmed selling plans under Rule 10b5-1 for the purpose of effecting sales of common stock. We have also registered all shares of common stock that we may issue under our employee benefits plans. As a result, these shares can be freely sold in the public market upon issuance, subject to restrictions under the securities laws. In addition, the holders of up to 5,419,302 shares of common stock, based upon shares outstanding as of September 30, 2005 and assuming exercise of such holders’ outstanding options and warrants, have rights, subject to some conditions, to require us to file registration statements covering the resale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. These registration rights of our stockholders could impair our ability to raise capital by depressing the price at which we could sell our common stock.

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

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At September 30, 2005, we did not have any outstanding bank debt; however, the amount of outstanding debt or liabilities related to benefit plans may fluctuate at any time and we may from time to time be subject to market risk. We do not believe that a change of 100 basis points in interest rates would have a material effect on our results of operations or financial condition. We derive substantially all of our net sales from sales within the U.S. We have business relationships with foreign growers and other vendors. Approximately $108,000 or 80.1% of total payments to these foreign growers and vendors for the three months ended September 30, 2005 was made in U.S. dollars. Although transactions in foreign currencies represent approximately 19.9% of total payments to foreign vendors, the amount is less than 1% of total payments to all vendors and suppliers. Since transactions in foreign currencies are immaterial to us as a whole, we do not consider it necessary to hedge against currency risk at this time.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on their evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) effective at the reasonable assurance level to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings

On August 23, 2005, Florists’ Transworld Delivery, Inc. (FTD) filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division against us, alleging claims for unfair competition by false advertising, deceptive trade practices and intentional interference with prospective economic advantage. The claims relate to our print and radio advertising. FTD seeks injunctive relief and monetary damages, including punitive damages and attorneys’ fees and costs. On September 13, 2005, we filed our answer and counterclaim. The response to the counterclaim was filed by FTD on October 4, 2005.

On October 4, 2005, an action was filed on Los Angeles County Superior Court, entitled Theodore G. Phelps, individually and on behalf of others similarly situated v. Provide Commerce, Inc., et al., Case No. BC340863. The action alleges causes of action for unfair competition, false advertising and breach of warranty relating to our print and radio advertising. The plaintiff seeks to certify the case as a California and nationwide class consisting of “all persons residing in the U.S. who purchased [the Company’s] products during the four year period prior to the filing of the lawsuit to the date of judgment in this action.” The plaintiff seeks injunctive relief, restitution, money damages and attorneys’ fees.

We believe that each of these lawsuits is without merit and intend to vigorously defend against each of such lawsuits. Due to the uncertainty of the ultimate outcome of these matters, the impact on future financial results is not subject to reasonable estimates.

As of October 31, 2005, we were not a party to any other material legal proceedings that management believes would adversely affect our business. We may, however, become subject to lawsuits in the ordinary course of business.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

Our initial public offering of common stock, $0.001 par value, was effected through a Registration Statement on Form S-1 (File No. 333-109009) that was declared effective by the Securities and Exchange Commission on December 16, 2003. The net offering proceeds to us, after deducting underwriting discounts and commissions and estimated offering expenses, were approximately $34.8 million. As of September 30, 2005, we have not used any of the net proceeds from the offering. We intend to use the net proceeds from the offering for: (i) sales and marketing activities; (ii) promotion of existing and future product categories; and (iii) general corporate purposes. In addition, we may use a portion of the net proceeds to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. We have no commitments with respect to any acquisition or investment.

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

Issuer Purchases of Equity Securities

On May 3, 2005, we announced that our board of directors authorized a stock repurchase program under Rule 10b-18 of the Exchange Act of up to $25 million of shares of our common stock in open market and negotiated purchases over a period of one year. The following table provides information regarding our stock repurchases in the quarter ended September 30, 2005:

Month	Total Number of Shares Purchased During Month(1)	Average Price Paid Per Share(2)	Cumulative Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan(3)
July 2005	—	—	408,500	$16,151,264
August 2005	25,000	$25.23	433,500	$15,520,549
September 2005	64,700	$24.95	498,200	$14,536,741

Total	89,700

(1)	The purchases were made in open-market transactions.
(2)	Excludes commissions paid, if any, related to the share repurchase transactions.
(3)	Represents the difference between the $25,000,000 of share repurchases authorized by our board of directors and the value of the shares repurchased from May 2005 through the indicated month.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit 3.1(1)	Amended and Restated Certificate of Incorporation .

Exhibit 3.2(1)	Bylaws.

Exhibit 4.1	Reference is made to exhibits 3.1 and 3.2.

Exhibit 4.2(1)	Form of Common Stock Certificate.

Exhibit 10.25(2)	Third Amendment to Employment Agreement, dated December 17, 1999, between us and Abraham Wynperle, dated September 9, 2005.

Exhibit 10.30(2)	Second Amendment to Employment Agreement, dated September 9, 2005, between us and William Strauss.

Exhibit 10.40	Employment Agreement, dated September 12, 2005, between us and W. Eric Carlborg.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-109009) filed on September 22, 2003, as amended.
(2)	Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005.
*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Provide Commerce, Inc., whether made before or after the date hereof, regardless of any general incorporate language in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Provide Commerce, Inc.

Date: November 9, 2005	By:	/S/ W. ERIC CARLBORG
W. Eric Carlborg Chief Financial Officer